Form 10-Q
period 1994-01-01
AST RESEARCH INC /DE/
filed 1994-02-15
CIK 725182

================================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
			      _________________
				  FORM 10-Q

	(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended  January 1, 1994
					---------------
				       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ___________ to ___________


			   Commission File No. 0-13941

			       AST RESEARCH, INC.
	   (Exact name of registrant as specified in its charter)

	 Delaware                                     95-3525565
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                Identification No.)

			      16215 Alton Parkway
			    Irvine, California 92718
	      (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (714) 727-4141

			       _________________


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

	There were 32,017,865 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 28, 1994.

================================================================================

				  AST RESEARCH, INC.
					INDEX


										   Page
										   ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

		Consolidated Balance Sheets
		  at January 1, 1994 (Unaudited)
		  and July 3, 1993                                                  3

		Consolidated Statements of Income
		  (Unaudited) for the three months and
		  six months ended January 1, 1994 and
		  January 2, 1993                                                   4

		Consolidated Statements of Cash Flows
		  (Unaudited) for the six months ended
		  January 1, 1994 and January 2, 1993                              5-6

		Notes to Consolidated Financial
		  Statements (Unaudited)                                           7-10


  Item 2.   Management's Discussion and Analysis
	      of Financial Condition and Results
	      of Operations                                                       11-16



PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                        17

  Item 6.   Exhibits and Reports on Form 8-K                                         17



SIGNATURES                                                                           18


				  AST RESEARCH, INC.
			     CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------------
									       January 1,               July 3,
										  1994                   1993
(In thousands, except share amounts)                                          (Unaudited)
- -----------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                   $   145,427             $  121,600
  Accounts receivable, net of allowance
   for doubtful accounts of $16,955 at
   January 1, 1994 and $11,671 at July 3, 1993                                    359,411                236,020
  Inventories                                                                     309,316                342,307
  Deferred income taxes                                                            41,826                 46,058
  Other current assets                                                             16,959                 15,230
- -----------------------------------------------------------------------------------------------------------------
	Total current assets                                                      872,939                761,215

  Property and equipment                                                          148,830                134,422
  Accumulated depreciation and amortization                                       (48,633)               (39,500)
- -----------------------------------------------------------------------------------------------------------------
	Net property and equipment                                                100,197                 94,922

  Other assets                                                                     37,758                 30,022
- -----------------------------------------------------------------------------------------------------------------
									      $ 1,010,894             $  886,159
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                                       $    50,000             $   59,217
  Accounts payable                                                                209,319                157,996
  Accrued salaries, wages and employee benefits                                    30,080                 19,042
  Other accrued liabilities                                                       101,551                178,835
  Income taxes payable                                                             43,795                 44,832
  Current portion of long-term debt                                                   125                    247
- -----------------------------------------------------------------------------------------------------------------
	Total current liabilities                                                 434,870                460,169

 Long-term debt                                                                   212,766                 92,258
 Other non-current liabilities                                                     14,829                 14,926

 Contingencies

 Shareholders' equity:
  Common stock, par value $.01; 70,000,000
   shares authorized, 31,727,515 shares
   issued and outstanding at January 1, 1994,
   and 31,579,115 shares at July 3, 1993                                             317                    316
  Additional capital                                                             133,241                129,784
  Retained earnings                                                              214,871                188,706
- ----------------------------------------------------------------------------------------------------------------
	Total shareholders' equity                                               348,429                318,806
- ----------------------------------------------------------------------------------------------------------------
									     $ 1,010,894             $  886,159
================================================================================================================

						    See accompanying notes.

				  AST RESEARCH, INC.
			  CONSOLIDATED STATEMENTS OF INCOME
				    (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
								       Three Months Ended          Six Months Ended
								     ---------------------      -----------------------
								     Jan. 1,       Jan. 2,      Jan. 1,        Jan. 2,
(In thousands, except per share amounts)                               1994          1993        1994            1993
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  677,011   $ 346,338     $1,191,420   $ 632,690
Cost of sales                                                           562,445     270,153        990,954     491,491
- -----------------------------------------------------------------------------------------------------------------------
Gross profit                                                            114,566      76,185        200,466     141,199

Selling and marketing expenses                                           53,022      34,233         95,093      68,294

General and administrative expenses                                      19,698      12,752         37,288      24,487

Engineering and development expenses                                     10,403       8,055         20,647      16,118
- -----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 83,123      55,040        153,028     108,899
- -----------------------------------------------------------------------------------------------------------------------
Operating income                                                         31,443      21,145         47,438      32,300

Interest income                                                             373         994            627       2,314

Interest expense                                                         (2,581)       (221)        (4,186)       (452)

Other expense, net                                                       (2,064)       (633)        (4,235)     (1,722)
- -----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 27,171      21,285         39,644      32,440

Provision for income taxes                                                9,238       6,704         13,479      10,218
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                           $   17,933   $  14,581     $   26,165   $  22,222
=======================================================================================================================

Net income per share:
	Primary                                                      $      .55   $     .46     $      .81   $    .70
	Fully diluted                                                $      .54   $     .46     $      .79   $    .70
======================================================================================================================
Weighted average common and common
  equivalent shares outstanding:
	Primary                                                          32,454      31,893         32,228     31,726
	Fully diluted                                                    33,404      31,989         33,195     31,778
======================================================================================================================

						     See accompanying notes.

					    AST RESEARCH, INC.
				  CONSOLIDATED STATEMENTS OF CASH FLOWS
					     (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------
												 Six Months Ended
											   ---------------------------
											   January 1,      January 2,
(In thousands)                                                                                1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                                                            $1,055,099       $ 568,359
   Cash paid to suppliers and employees                                                    (1,091,042)       (600,024)
   Interest received                                                                              614           3,191
   Interest paid                                                                               (2,166)          ( 540)
   Income tax refunds received                                                                  1,130               -
   Income taxes paid                                                                           (8,706)        (16,203)
   Other cash received (paid)                                                                  (5,137)          3,778
- ----------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                                    (50,208)        (41,439)

Cash flows from investing activities:
   Proceeds from short-term investments                                                             -           2,676
   Payment related to Tandy/GRiD acquisition                                                  (15,000)              -
   Purchases of capital equipment                                                             (11,186)         (7,799)
   Proceeds from disposition of capital equipment                                                 530             374
   Purchases of other assets                                                                      470             (70)
- ----------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                    (25,186)         (4,819)

Cash flows from financing activities:
   Short-term borrowings, net                                                                  (9,195)          6,747
   Repayment of long-term debt                                                                   (121)            (60)
   Proceeds from issuance of long-term debt, net                                              108,733               -
   Proceeds from issuance of common stock                                                       1,410           3,087
- ----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                100,827           9,774

Effect of exchange rate changes on cash and cash equivalents                                   (1,606)          1,878
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           23,827         (34,606)

Cash and cash equivalents at beginning of period                                              121,600          87,874
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $  145,427       $  53,268
======================================================================================================================

							See accompanying notes.

					    AST RESEARCH, INC.
				  CONSOLIDATED STATEMENTS OF CASH FLOWS
					     (UNAUDITED)

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------
												 Six Months Ended
											   ---------------------------
											   January 1,      January 2,
(In thousands)                                                                                1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $ 26,165        $ 22,222

Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                                              11,154           6,088
   Provision for deferred income taxes                                                           979           1,127
Change in operating assets and liabilities, net
 of effects of acquisition:
    Accounts receivable                                                                     (127,863)        (64,930)
    Inventories                                                                               38,205         (49,160)
    Other current assets                                                                       1,119            (598)
    Accounts payable and accrued expenses                                                     41,631          43,289
    Income taxes payable                                                                      (1,010)         (6,621)
    Other current liabilities                                                                (44,933)          4,242
    Exchange loss                                                                              4,345           2,902
- ----------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                                   $(50,208)       $(41,439)
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy/GRiD
 France's personal computer operations effective September 1, 1993.
 In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                                           $  10,171              -
    Note payable                                                                               (6,720)             -
- ---------------------------------------------------------------------------------------------------------------------
    Liabilities assumed                                                                     $   3,451              -
=====================================================================================================================
Tax benefit of employee stock options                                                       $   1,823       $   3,925
=====================================================================================================================

							  See accompanying notes.

				 AST RESEARCH, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				    (UNAUDITED)
				  JANUARY 1, 1994

Basis of Presentation

    The accompanying consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of July 3, 1993) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1993 Annual Report. The results of operations for the three and six month periods ended January 1, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 1993.

Fiscal Quarter

    The Company operates within a conventional 52/53 week accounting fiscal year. Fiscal 1994 represents a 52 week fiscal year, while fiscal 1993 represented a 53 week fiscal year and, as a result, the first half of fiscal 1994 included 26 weeks compared to 27 weeks for the comparable prior year period. However, the second quarter of fiscal 1994 and 1993 both included 13 weeks.

Income Taxes

    The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the six-month period ended January 1, 1994, the estimated rate is less than the U.S. statutory rate primarily due to estimates of the proportion of the Company's fiscal 1994 consolidated income which will be earned in lower rate foreign tax jurisdictions. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the mix of earnings in the various tax jurisdictions and are recognized when known.

Acquisitions and Restructuring

    Effective June 30, 1993, the Company purchased certain assets and assumed certain liabilities utilized in connection with Tandy Corporation's ("Tandy") personal computer manufacturing operations and the GRiD North American and European sales divisions, excluding Tandy/GRiD France. Effective September 1, 1993, the Company purchased certain assets and assumed certain liabilities of Tandy/GRiD France. The combined purchase price included $15 million in cash and a three-year promissory note in the principal amount of $96.7 million.

    The acquisitions have been accounted for by the purchase method of accounting, and the net assets are included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of income include the revenues and expenses of the acquired businesses subsequent to the transactions' effective dates. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) of $20.5 million is being amortized on a straight line basis over 10 years. The purchase price allocations are based on preliminary estimates of the fair value of the net assets acquired and are subject to adjustment as additional information becomes available during fiscal 1994.

    In connection with the Company's acquisition of Tandy Corporation's personal computer manufacturing and engineering operations and GRiD North American and European sales and marketing operations, the Company recorded a pretax restructuring charge of $125 million in the fourth quarter of fiscal 1993. The charge was comprised of asset write-downs of $68 million and accruals of estimated future cash expenditures of $57 million.

				 AST RESEARCH, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				    (UNAUDITED)
				  JANUARY 1, 1994


The charge, which was incurred as a result of the Tandy/GRiD acquisition and restructuring plan, reflects estimated expenses to combine and restructure the Company's existing manufacturing capacity, as well as its marketing, engineering, distribution, sales, and service operations. Also included within the restructuring charge was selected inventory valuation adjustments necessary to realign existing AST product lines and curtail production of certain AST product offerings as a result of the newly acquired Tandy/GRiD product offerings.

    During the first half of fiscal 1994, the Company completed significant portions of this product realignment strategy and in early November 1993 announced its plans regarding realignment of its worldwide manufacturing, engineering and service operations and restructuring of its European operations which is expected to be completed during the remainder of fiscal year 1994. At January 1, 1994, $68.4 million of the original $125 million restructuring charge remains on the Company's consolidated balance sheet which the Company believes should be adequate to allow for the completion of its restructuring plan. The Company anticipates that the remaining restructuring related expenses will be incurred ratably over the remainder of fiscal 1994.

Contingencies

    The Company was named as defendant or co-defendant, in most cases, along with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eight similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries, which are being alleged with increasing frequency as a result of the use of various computer products. The Company may be named in additional suits, but it is impossible to predict how many may be filed.

    The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns for the years ended June 30, 1987 and 1988. As a result of this examination, the IRS has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such adjustments relate to the allocation of income between the Company and its foreign manufacturing and sales subsidiaries. Management believes that its position has substantial merit and intends to vigorously contest these proposed adjustments. Furthermore, management believes that any liability that may result upon the final resolution of this matter will not have a material adverse affect on the Company's consolidated financial position or results of operations.

    The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse affect on the Company's consolidated financial position or results of operations.

Per Share Information

    Primary earnings per common share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The fully diluted per share calculation assumes, in addition to the above, (i) that the Company's Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, and (ii) the potential additional dilutive effect of stock options.

				    AST RESEARCH, INC.
			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				      (UNAUDITED)
				    JANUARY 1, 1994

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- ----------------------------------------------------------------------------------------------------
								       January 1,           July 3,
(In thousands)                                                            1994                1993
- ----------------------------------------------------------------------------------------------------
Purchased parts                                                        $ 120,552          $ 146,565

Work in process                                                           35,077             30,890

Finished goods                                                           153,687            164,852
- ----------------------------------------------------------------------------------------------------
								       $ 309,316          $ 342,307
====================================================================================================

Long-Term Debt

Long-term debt consists of the following:

- ----------------------------------------------------------------------------------------------------
									January 1,          July 3,
(In thousands)                                                             1994               1993
- ----------------------------------------------------------------------------------------------------
Liquid Yield Option Notes (zero coupon convertible
 subordinated notes) due 2013, less original issue
 discount of $203,266, 5.25% yield to maturity                          $ 111,734         $       -

Promissory note payable, interest due annually
 at initial rate of 3.75%, principal due July 1996                         96,720            90,000

Other notes payable due in various installments
 through April 2002                                                         4,437             2,505
- ----------------------------------------------------------------------------------------------------
									  212,891            92,505
Less current portion of long-term debt                                      (125)              (247)
- ----------------------------------------------------------------------------------------------------
Long-term debt                                                          $ 212,766         $  92,258
====================================================================================================

    On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes (LYONs) due December 14, 2013. The LYONS are zero coupon convertible subordinated notes which were sold at a significant discount to par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof.

				   AST RESEARCH, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				     (UNAUDITED)
				   JANUARY 1, 1994

    Total proceeds received from the sale of the LYONs were $111.7 million and will be utilized for working capital, repayment of bank borrowings under its revolving credit facilities, new product development, and other general corporate purposes.

    In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Upon maturity of the note, up to fifty percent of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the note. Interest is payable annually at an initial rate of 3.75% per annum, adjusted once each year to the lower of either 5% or the three month rate within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986. There are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy Corporation in the amount of 70% of the face value of the note or $67.7 million. This standby letter of credit was issued under the terms of the Company's revolving credit agreement.

		      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				  JANUARY 1, 1994


RESULTS OF OPERATIONS

    The following table shows the results of operations for the periods indicated as a percentage of net sales.

						   Percentage of Net Sales       Percentage of Net Sales
						     Three Months Ended             Six Months Ended
						   -----------------------       -----------------------
						   Jan. 1,         Jan. 2,       Jan. 1,         Jan. 2,
						     1994            1993          1994            1993
- --------------------------------------------------------------------------------------------------------
Net sales                                          100.0%          100.0%        100.0%          100.0%
Cost of sales                                       83.1            78.0          83.2            77.7
- --------------------------------------------------------------------------------------------------------
Gross profit                                        16.9            22.0          16.8            22.3
- --------------------------------------------------------------------------------------------------------
Selling and marketing expenses                       7.9             9.9           8.0            10.8
General and administrative expenses                  2.9             3.7           3.1             3.9
Engineering and development expenses                 1.5             2.3           1.7             2.5
- --------------------------------------------------------------------------------------------------------
Operating income                                     4.6             6.1           4.0             5.1
Other income (expense), net                         (0.6)              -          (0.7)              -
- --------------------------------------------------------------------------------------------------------
Income before provision for income taxes             4.0             6.1           3.3             5.1
Provision for income taxes                           1.4             1.9           1.1             1.6
- --------------------------------------------------------------------------------------------------------
Net income                                           2.6%            4.2%          2.2%            3.5%
========================================================================================================

Sales

    Net sales for the six-month period ended January 1, 1994 increased 88% to $1.191 billion from $633 million in the six-month period ended January 2, 1993. This improvement in revenues was primarily due to increased demand for the Company's desktop systems and notebook system products. The Company shipped 752,000 computer systems in the first six months of fiscal 1994, an increase of 114% over the 351,000 units shipped in the same prior year period.

    Revenues from desktop system products increased 84% to $780 million for the six-month period ended January 1, 1994 from $423 million in the comparable prior year period. Strong demand for the Advantage! 486SX, Bravo 486SX/25, 486/33, 486/66D, and the Premmia 486 product lines all contributed to the record level of computer system revenues. Revenues from Tandy's retail operations, which is seasonally strong during the third and fourth calendar quarters, and the recently acquired GRiD and Victor product families combined to contribute to the significant desktop revenue growth. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $41 million in the six-month period ended January 1, 1994, compared to $143 million in the first six months of fiscal 1993.

    The Company's notebook computer product revenues rose 98% to $252 million in the six-month period ended January 1, 1994 from $127 million in the comparable prior year period. This increase reflects a 79% increase in unit shipments to 125,000 for the six-month period ended January 1, 1994 from 70,000 in the same prior year period. Notebook systems sales growth occurred in all key notebook product line offerings including the Bravo notebooks, the Advantage! Explorer, and the PowerExec.

    North American revenues (including Canada) increased by 120% to $806 million during the first six months of fiscal 1994 over the comparable prior year period, primarily due to growth in both desktop systems and notebook computer sales. While revenue growth occurred in each of the Company's North American distribution channels, sales to the consumer retail channel, which includes sales made to Tandy Corporation, increased 292% and accounted for 39% of North American revenues for the first six months of fiscal 1994 compared to 22% in the same fiscal 1993 period. The Company believes that its substantial growth in this channel is partially due to the seasonal nature of the retail channel in which sales are historically strongest during the third and fourth calendar quarters. Sales to the independent reseller/dealer channel for the six-month period ending January 1, 1994 also rose substantially, increasing 89% over the same prior year period and accounted for 42% of total North American revenues. The national distributor channel and the original equipment manufacturers (OEM) channel accounted for 11% and 8%, respectively, of total North American revenues during the six-month period ended January 1, 1994.

    Six month fiscal 1994 international revenues rose 45% to $385 million from $266 million in the comparable prior year period and accounted for 32% of total year-to-date fiscal 1994 revenues. New European subsidiaries in Denmark, Finland, and Norway, as well as significant revenue growth in France, Sweden, Switzerland, and the United Kingdom resulted in total European revenues rising 81% to $234 million in the six-month period ended January 1, 1994 from $129 million in the prior year period. Increased demand for the Company's Bravo desktop systems and the Bravo and PowerExec notebook systems contributed to the European revenue growth. During the second quarter of fiscal 1994, consistent with the Company's realignment of its European operations, a new subsidiary was established in Limerick, Ireland. During the second half of fiscal 1994, this subsidiary will begin the manufacture, distribution, and servicing of AST products for the European region.

    Pacific Rim revenues totaled $125 million in the six-month period ended January 1, 1994, up 4% from the prior year total of $120 million. A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the People's Republic of China
(PRC). Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could have a corresponding impact on future sales and operating results. Continuing its commitment to this key market, during the first quarter of fiscal 1994, the Company announced an agreement to establish manufacturing operations in the PRC through a joint venture with a corporation affiliated with the Chinese government.

    In the Company's Rest of World region, revenues increased 57% in the six-month period ended January 1, 1994 compared to the same prior year period. This increase is primarily due to a 113% growth rate in the Company's Middle East operations.

    Revenues for the quarter ended January 1, 1994 increased 95% to $677 million from $346 million in the quarter ended January 2, 1993 due to strong demand for the Company's desktop and notebook system sales. During the second quarter of fiscal 1994, the Company introduced the PowerExec 4/33SL, multimedia additions to its Premmia and Bravo line of desktop computers, and the Premmia LX P/60, based on Intel's Pentium processor.

    The Company's future success is highly dependent upon its ability to continue to deliver innovative, value-added, and price competitive products to the marketplace on a timely basis. Once introduced, there can be no assurance that new products will receive favorable market acceptance. In addition, continued revenue growth could be significantly impacted by the extremely competitive pricing environment within the worldwide personal computer marketplace.

Gross Profit

    Gross profit margins decreased to 16.8% in the six-month period ended January 1, 1994 from 22.3% in the six-month period ended January 2, 1993. This decline in margins is primarily due to price reductions prompted by competitive market conditions which have occurred throughout the past year impacting all computer system products. Also contributing to the lower gross profit margins was the increased percentage of revenues generated by sales to the Company's consumer retail (including sales to Tandy's retail operations) and OEM channels, which typically yield lower gross margins.

    The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar strengthens relative to other currencies, revenues from sales in those currencies convert to fewer U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. Beginning in the first quarter of fiscal 1994 and continuing in the second quarter, the value of the U.S. dollar rose dramatically against nearly all European currencies. Currency fluctuations resulted in a 2.9 percentage point gross margin reduction in a comparison of fiscal year-to-date 1994 results versus the prior year-to-date period. Currency fluctuations also reduced second quarter fiscal 1994 gross margins by 2.4 percentage points when compared to the prior year second quarter.

    The Company has generally been able to obtain parts from multiple sources without significant difficulty. However, a number of the Company's products include certain components, such as active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. There can be no assurance that disruptions in delivery of components will not occur in the future, which could adversely affect net sales and profitability of the Company.

    The Company anticipates that pricing pressures will continue to be significant and is prepared to adjust its pricing as required by the marketplace. In addition, as product life cycles shorten, the risk of product obsolescence increases which could negatively impact gross margins. And, although component prices have generally declined in recent years, a change in market conditions could result in higher component costs, negatively impacting gross margins and operating income. Lower gross margins could also result in decreased liquidity and adversely affect the Company's financial position.

Operating Expenses

    Total operating expenses increased 40.5% to $153.0 million in the six-month period ended January 1, 1994 from $108.9 million in the six-month period ended January 2, 1993. However, as a percentage of sales, operating expenses decreased to 12.8% from 17.2% in the comparable prior year period. The increase in actual operating expenses was due to the increased level of sales compared to the same prior year period.

    Selling and marketing expenses increased 39.2% to $95.1 million in the six months ended January 1, 1994 from $68.3 million in the prior year period.
This increase was attributable to enhanced product marketing and dealer promotional activities resulting in higher expenses for co-op advertising and other promotions. Additionally, the Company's continued focus on increasing brand name awareness led to an increase in media advertising expenses.
Selling and marketing expenses also increased due to higher payroll and related costs consistent with increases in sales and marketing staff throughout the world. As a percentage of sales, selling and marketing expenses declined to 8.0% for the period ended January 1, 1994 from 10.8% in the prior year period.

    General and administrative expenses increased by 52.3% to $37.3 million in the six-month period ended January 1, 1994 from $24.5 million in the same fiscal 1993 period. Depreciation and amortization expenses increased primarily because of the expanded fixed asset base resulting from the acquisition of Tandy's personal computer business. In addition, continued expansion of the Company's domestic and international operations including France and Sweden resulted in increased costs for payroll, payroll related expenses, insurance, rent, and professional fees. As a percentage of sales, general and administrative expenses decreased to 3.1% from 3.9% in the comparable prior year period.

    Engineering and development costs rose by 28.1% to $20.6 million for the six-month period ended January 1, 1994 from $16.1 million in the comparable prior fiscal period. The Company's new product development programs have resulted in increased payroll and payroll-related costs and higher expenses for equipment rental. Significant new notebook product introductions have been made during the first six months of fiscal 1994, including the Power Exec 4/33SL and 4/25SL Special Edition, the Bravo notebooks, and the Advantage! Explorer. Other new product introductions during the period included desktop additions to the Advantage!, Bravo, and Premmia product lines as well as the new Pentium-based Premium SE server, and the GRiD PalmPad SL. As a percentage of sales, engineering and development costs declined to 1.7% for the period ended January 1, 1994 from 2.5% in the comparable prior year period.

    Total operating expenses for the quarter ended January 1, 1994 increased 51.0% to $83.1 million from $55.0 million in the same fiscal 1993 quarter. As a percentage of sales, operating expenses declined to 12.3% from 15.9% in the prior year quarter. The overall increased spending is primarily due to increased payroll and employee benefit costs related to worldwide expansion and expanded sales and marketing activities consistent with increased sales levels.

Other Income and Expense

    For the six-month period ended January 1, 1994, the Company had net interest expense of $3.6 million compared to net interest income of $1.9 million in the corresponding fiscal 1993 period. Interest expense increased as a result of the additional interest expense related to the note payable to Tandy, the debt associated with the Company's December 1993 Liquid Yield Option Notes issuance, and increased utilization of the Company's bank credit facilities.

    In the first six months of fiscal 1994, the Company recognized net other expenses of $4.2 million compared to $1.7 million for the same fiscal 1993 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Provision for Income Taxes

    The Company's effective tax rate increased to 34% in the six-month period ended January 1, 1994 from 31% in the comparable prior year period. The increased tax rate is attributable to changes in the proportion of income earned within various taxing jurisdictions and the tax rates in the locations in which those earnings were generated.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $145.4 million at January 1, 1994 compared to $121.6 million at July 3, 1993. Completion of the December 1993 public debt offering combined with lower inventory levels partially offset by increases in accounts receivable accounted for the higher cash level. During the first six months of fiscal 1994, the Company used $50.2 million of cash compared to $41.4 million in the prior year period. Working capital increased to $438 million at January 1, 1994 from $301 million at July 3, 1993, due to a combination of increased accounts receivable and decreased accrued liabilities.

    Capital expenditures totaled $11.2 million in the first half of fiscal 1994 and consisted of additions to plant and engineering equipment, office furniture and fixtures, and worldwide information systems. During the second quarter of fiscal 1994, the Company purchased both land and an existing manufacturing plant in Limerick, Ireland for $4.2 million (included in total capital expenditures) plus the assumption of a $1.4 million ten year contingent liability payable in the event that the Company should terminate operations in Ireland. The facility will eventually manufacture, distribute, and service all of the Company's products destined for Europe, Africa, and the Middle East.

    The Company intends to fund its fiscal 1994 cash requirements through a combination of cash on hand, cash provided by operations, available borrowings under its revolving credit facilities and possible future public or private debt and/or equity offerings. At January 1, 1994, the Company had available a $225 million unsecured revolving credit facility with a final maturity date of September 30, 1996. This revolving credit agreement allows the Company to borrow, subject to certain leverage and total debt restrictions, at rates based upon the bank's reference rate, or a spread of 5/8% over the LIBOR rate, 3/4% over the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At January 1, 1994, there was $50 million outstanding as drawings under this credit facility and $67.7 million was outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. The Company also has various additional letter of credit facilities available for use by the Company and its subsidiaries.

    In connection with the second fiscal quarter completion of the Tandy/GRiD France acquisition, the Company amended its original $90 million promissory note issued to Tandy to increase it by $6.7 million to a total of $96.7 million. The note is due on July 11, 1996. Interest is payable annually at an initial rate of 3.75% per annum, adjusted once each year to the lower of either 5% or the three month rate within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986. There are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to fifty percent of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note.

    On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes (LYONs) due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount to par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which will be utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes.
The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the Company's ability to develop and produce commercially viable products, the Company's ability to manage expense levels in response to decreasing gross profit margins, the continued financial strength of the Company's dealers and distributors and the Company's ability to successfully integrate the acquired Tandy/GRiD operations into the Company's business model.

    Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights which permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. To date, the Company has not experienced any material adverse impact from stock balancing returns or price protection adjustments; however, there can be no assurance that the Company will not experience increased rates of return or price protection adjustments in the future. Any significant returns or adjustments could adversely affect the Company's net sales, gross profit and profitability.

    The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the purchase of manufacturing facilities both in China and Ireland, production capacity will be sufficient to support anticipated increases in unit volumes. The Company expects to increase inventory levels to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations.

    The Company's corporate headquarters and certain manufacturing operations are located near major earthquake faults. In the event of a major earthquake, the Company's operating results could be adversely affected.

    Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

					PART II

				  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    In June 1989, Texas Instruments Inc. (TI) advised the Company that it believed certain AST computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation in the U.S. District Court in Santa Ana, California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing an AST patent and that certain TI patents are invalid or inapplicable. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's consolidated financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
	    3.2     Bylaws of AST Research, Inc., a Delaware corporation, as amended to date.
	    4.1     Form of Amended and Restated Rights Agreement dated as of
		    January 28, 1994 between the Company and American Stock
		    Transfer & Trust Co., as Successor Rights Agent, as adopted by
		    the Board of Directors on January 28, 1994.
	    10.120  AST Research, Inc. 1994 One-Time Grant Stock Option Plan for
		    Non-Employee Directors.
	    10.121  Form of Option Agreement Under 1994 One-Time Grant Stock
		    Option Plan for Non-Employee Directors of AST Research, Inc.
	    10.122  Amendment to AST Research, Inc. 1989 Long-Term Incentive
		    Program.
	    10.123  Amendment to AST Research, Inc. 1991 Stock Option Plan for
		    Non-Employee Directors.
	    11.     Computation of Net Income Per Share.

      (b)   Reports on Form 8-K

		    On October 29, 1993, the Company filed a report on Form
	    8-K regarding the agreement with Tandy Corporation concerning the completion of the purchase of certain assets and assumption of certain liabilities relating to Tandy/GRiD France, effective September 1, 1993.

		    On November 4, 1993, the Company filed a report on Form
	    8-K regarding the appointment of Safi U. Qureshey as Chairman and Dr. Carmelo J. Santoro as Vice Chairman of the Board of Directors, effective November 3, 1993.

				   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						       AST RESEARCH, INC.
						      --------------------
							  (Registrant)


Date:   February 15, 1994                             /s/ BRUCE C. EDWARDS
						      --------------------
							 Bruce C. Edwards
							 Senior Vice President,
							 Finance and Chief
							 Financial Officer