Form 10-Q
period 1994-04-02
AST RESEARCH INC /DE/
filed 1994-05-17
CIK 725182

================================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
			      _________________
				  FORM 10-Q

	(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended  April 2, 1994
					---------------
				       OR

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

			       _________________


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

	There were 32,327,750 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 29, 1994.

================================================================================

				  AST RESEARCH, INC.
					INDEX


										   Page
										   ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

		Consolidated Balance Sheets
		  at April 2, 1994 (Unaudited)
		  and July 3, 1993                                                    3

		Consolidated Statements of Income
		  (Unaudited) for the three months and
		  nine months ended April 2, 1994 and
		  April 3, 1993                                                       4

		Consolidated Statements of Cash Flows
		  (Unaudited) for the nine months ended
		  April 2, 1994 and April 3, 1993                                   5-6

		Notes to Consolidated Financial
		  Statements (Unaudited)                                           7-10


  Item 2.   Management's Discussion and Analysis
	      of Financial Condition and Results
	      of Operations                                                       11-17



PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                        18

  Item 4.   Submission of Matters to a Vote of Security Holders                      18

  Item 6.   Exhibits and Reports on Form 8-K                                         19



SIGNATURES                                                                           20


				  AST RESEARCH, INC.
			     CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------------
										April 2,               July 3,
										  1994                   1993
(In thousands, except share amounts)                                          (Unaudited)
- -----------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                   $   151,880             $  121,600
  Accounts receivable, net of allowance
   for doubtful accounts of $18,743 at
   April 2, 1994 and $11,671 at July 3, 1993                                      342,209                236,020
  Inventories                                                                     341,878                342,307
  Deferred income taxes                                                            41,273                 46,058
  Other current assets                                                             10,811                 15,230
- -----------------------------------------------------------------------------------------------------------------
	Total current assets                                                      888,051                761,215

  Property and equipment                                                          157,407                134,422
  Accumulated depreciation and amortization                                       (52,712)               (39,500)
- -----------------------------------------------------------------------------------------------------------------
	Net property and equipment                                                104,695                 94,922

  Other assets                                                                     42,342                 30,022
- -----------------------------------------------------------------------------------------------------------------
									      $ 1,035,088             $  886,159
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                                       $    50,000             $   59,217
  Accounts payable                                                                215,460                157,996
  Accrued salaries, wages and employee benefits                                    30,292                 19,042
  Other accrued liabilities                                                        97,176                178,835
  Income taxes payable                                                             43,004                 44,832
  Current portion of long-term debt                                                   362                    247
- -----------------------------------------------------------------------------------------------------------------
	Total current liabilities                                                 436,294                460,169

 Long-term debt                                                                   212,522                 92,258
 Other non-current liabilities                                                     17,006                 14,926

 Contingencies

 Shareholders' equity:
  Common stock, par value $.01; 70,000,000
   shares authorized, 32,294,000 shares
   issued and outstanding at April 2, 1994,
   and 31,579,115 shares at July 3, 1993                                             323                    316
  Additional capital                                                             140,858                129,784
  Retained earnings                                                              228,085                188,706
- ----------------------------------------------------------------------------------------------------------------
	Total shareholders' equity                                               369,266                318,806
- ----------------------------------------------------------------------------------------------------------------
									     $ 1,035,088             $  886,159
================================================================================================================

						    See accompanying notes.

				  AST RESEARCH, INC.
			  CONSOLIDATED STATEMENTS OF INCOME
				    (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
								       Three Months Ended         Nine Months Ended
								     ---------------------      -----------------------
								     April 2,     April 3,      April 2,       April 3,
(In thousands, except per share amounts)                              1994         1993          1994           1993
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  591,349   $ 370,251     $1,782,769  $1,002,941
Cost of sales                                                           490,243     298,430      1,481,197     789,921
- -----------------------------------------------------------------------------------------------------------------------
Gross profit                                                            101,106      71,821        301,572     213,020

Selling and marketing expenses                                           50,031      35,200        145,124     103,494

General and administrative expenses                                      19,968      12,435         57,256      36,922

Engineering and development expenses                                      9,579       8,368         30,226      24,487
- -----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 79,578      56,003        232,606     164,903
- -----------------------------------------------------------------------------------------------------------------------
Operating income                                                         21,528      15,818         68,966      48,117

Interest income                                                             625         688          1,252       3,002

Interest expense                                                         (2,881)       (361)        (7,067)       (813)

Other income (expense), net                                                 750         (94)        (3,485)     (1,815)
- -----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 20,022      16,051         59,666      48,491

Provision for income taxes                                                6,808       5,006         20,287      15,224
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                           $   13,214   $  11,045     $   39,379   $  33,267
=======================================================================================================================

Net income per share:
	Primary                                                      $      .40   $     .35     $     1.21   $   1.05
	Fully diluted                                                $      .38   $     .35     $     1.18   $   1.04
======================================================================================================================
Weighted average common and common
  equivalent shares outstanding:
	Primary                                                          33,080      32,010         32,512     31,820
	Fully diluted                                                    37,179      32,011         34,238     31,856
======================================================================================================================

						     See accompanying notes.

					    AST RESEARCH, INC.
				  CONSOLIDATED STATEMENTS OF CASH FLOWS
					     (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------
												Nine Months Ended
											   ---------------------------
											    April 2,        April 3,
(In thousands)                                                                                1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                                                            $1,666,651       $ 942,266
   Cash paid to suppliers and employees                                                    (1,697,421)       (985,382)
   Interest received                                                                            1,358           3,982
   Interest paid                                                                               (2,668)           (860)
   Income tax refunds received                                                                  1,192               -
   Income taxes paid                                                                          (13,305)        (12,070)
   Other cash received (paid)                                                                     888          (6,652)
- ----------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                                    (43,305)        (58,716)

Cash flows from investing activities:
   Purchases of short-term investments                                                              -         (35,155)
   Proceeds from short-term investments                                                             -          87,986
   Payment related to Tandy/GRiD acquisition                                                  (15,000)              -
   Purchases of capital equipment                                                             (20,902)        (14,724)
   Proceeds from disposition of capital equipment                                               1,169             655
   Purchases of other assets                                                                     (758)           (336)
- ----------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                      (35,491)         38,426

Cash flows from financing activities:
   Short-term borrowings, net                                                                  (9,203)         47,990
   Repayment of long-term debt                                                                   (136)           (551)
   Proceeds from issuance of long-term debt, net                                              107,974               -
   Proceeds from issuance of common stock                                                       8,991           4,200
- ----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                107,626          51,639

Effect of exchange rate changes on cash and cash equivalents                                    1,450           2,536
- ----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                      30,280          33,885

Cash and cash equivalents at beginning of period                                              121,600          87,874
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $  151,880       $ 121,759
======================================================================================================================

							See accompanying notes.

					    AST RESEARCH, INC.
				  CONSOLIDATED STATEMENTS OF CASH FLOWS
					     (UNAUDITED)

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
- ----------------------------------------------------------------------------------------------------------------------
												Nine Months Ended
											   ---------------------------
											    April 2,        April 3,
(In thousands)                                                                                1994            1993
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $ 39,379        $ 33,267

Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                                              17,818           9,274
   Provision for deferred income taxes                                                           104           4,005
Change in operating assets and liabilities, net
 of effects of acquisition:
    Accounts receivable                                                                     (108,440)        (60,675)
    Inventories                                                                                5,643         (70,373)
    Other current assets                                                                       8,349             312
    Accounts payable and accrued expenses                                                     32,831          30,245
    Income taxes payable                                                                      (1,741)         (4,990)
    Other current liabilities                                                                (40,578)          4,748
    Exchange loss                                                                              3,330          (4,529)
- ----------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                                   $(43,305)       $(58,716)
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy/GRiD
 France's personal computer operations effective September 1, 1993.
 In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                                           $ 10,171              -
    Note payable                                                                              (6,720)             -
- ---------------------------------------------------------------------------------------------------------------------
    Liabilities assumed                                                                     $  3,451              -
=====================================================================================================================
Tax benefit of employee stock options                                                       $  1,823        $  3,927
=====================================================================================================================

							  See accompanying notes.

				 AST RESEARCH, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				    (UNAUDITED)
				   April 2, 1994


Basis of Presentation

    The accompanying consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of July 3, 1993) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1993 Annual Report. The results of operations for the three and nine month periods ended April 2, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 1993.

Fiscal Quarter

    The Company operates within a conventional 52/53 week accounting fiscal year. Fiscal 1994 represents a 52 week fiscal year, while fiscal 1993 represented a 53 week fiscal year and, as a result, the first nine months of fiscal 1994 included 39 weeks compared to 40 weeks for the comparable prior year period. However, the third quarter of fiscal 1994 and 1993 both included 13 weeks.

Income Taxes

    The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the nine-month period ended April 2, 1994, the estimated rate is less than the U.S. statutory rate primarily due to estimates of the proportion of the Company's fiscal 1994 consolidated income which will be earned in lower rate foreign tax jurisdictions. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the mix of earnings in the various tax jurisdictions and are recognized when known.

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

    The acquisitions have been accounted for by the purchase method of accounting, and the net assets are included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of income include the revenues and expenses of the acquired businesses subsequent to the transactions' effective dates. The excess of the purchase price over the estimated fair value of the net assets acquired of $20.5 million is being amortized on a straight line basis over 10 years. The purchase price allocations are based on preliminary estimates of the fair value of the net assets acquired and are subject to adjustment as additional information becomes available during fiscal 1994. The Company expects to conclude this assessment in the fourth quarter which could result in an increase in the $20.5 million.

				 AST RESEARCH, INC.
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				    (UNAUDITED)
				  APRIL 2, 1994

    In connection with the Company's acquisition of Tandy Corporation's personal computer manufacturing and engineering operations and GRiD North American and European sales and marketing operations, the Company recorded a pretax restructuring charge of $125 million in the fourth quarter of fiscal 1993. The charge was comprised of asset write-downs of $68 million and accruals of estimated future cash expenditures of $57 million. The charge, which was incurred as a result of the Tandy/GRiD acquisition and restructuring plan, reflects estimated expenses to combine and restructure the Company's existing manufacturing capacity, as well as its marketing, engineering, distribution, sales, and service operations. Also included within the restructuring charge were inventory valuation adjustments necessary to realign existing AST product lines and to curtail production of certain
AST product offerings as a result of the newly acquired Tandy/GRiD product offerings.

    During the first nine months of fiscal 1994, the Company substantially completed its product realignment strategy and in November 1993, the Company announced its plans regarding realignment of its worldwide manufacturing, engineering and service operations and restructuring of its European operations which is expected to be completed within the next six months. In the third fiscal quarter, the Company began limited product reconfiguration activities within its new Limerick, Ireland manufacturing facility. Also, as part of the Company's previously announced restructuring plan, the Company began the centralization of its European, African and Middle Eastern distribution and European service and support operations in Limerick, Ireland. The Company's Scotland facility, which was acquired as part of the Company's purchase of Tandy Corporation's personal computer operations, is scheduled to terminate operations during the fourth fiscal 1994 quarter.
The Company intends to complete the shift of a majority of its USA desktop computer production from Fountain Valley, California to Fort Worth, Texas by the end of the fiscal year. At April 2, 1994, $43.4 million of the original $125 million restructuring charge remains on the Company's consolidated balance sheet which the Company believes should be adequate to allow for the completion of its restructuring plan. The Company anticipates that the majority of the remaining restructuring related expenses will be incurred during the fourth quarter of fiscal 1994.

Deferred Grants

    During fiscal 1994, the Company secured various grants from the Industrial Development Authority of the Republic of Ireland. These grants include employment, training, and capital grants and extend through December 1996. At April 2, 1994, approximately $2.1 million in grant funds have been received and are reflected as deferred credits on the Company's consolidated balance sheet. The Company has a ten year contingent liability to repay, in whole or in part, grants received under certain circumstances pursuant to the Capital
and Employment Grant Agreements which began February 1994.   In addition, the
Company has a $1.4 million ten year contingent liability which began November 1993 and is payable in the event that the Company should terminate operations in Ireland.

Contingencies

    The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns for the years ended June 30, 1987 and 1988. As a result of this examination, the IRS has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such proposed adjustments relate to the allocation of income between the Company and its foreign manufacturing and sales subsidiaries. Management believes that its position has substantial merit and intends to vigorously contest these proposed adjustments. Furthermore, management believes that any liability that may result upon the final resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

				    AST RESEARCH, INC.
			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				      (UNAUDITED)
				     April 2, 1994

    The Company was named as defendant or co-defendant, in most cases, along with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eleven similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries, which are being alleged with increasing frequency as a result of the use of various computer products. The Company may be named in additional suits, but it is impossible to predict how many may be filed.

    The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- ----------------------------------------------------------------------------------------------------
									April 2,            July 3,
(In thousands)                                                            1994                1993
- ----------------------------------------------------------------------------------------------------
Purchased parts                                                        $ 121,666          $ 146,565

Work in process                                                           46,784             30,890

Finished goods                                                           173,428            164,852
- ----------------------------------------------------------------------------------------------------
								       $ 341,878          $ 342,307
====================================================================================================

Long-Term Debt

Long-term debt consists of the following:

- ----------------------------------------------------------------------------------------------------
									 April 2,           July 3,
(In thousands)                                                             1994               1993
- ----------------------------------------------------------------------------------------------------
Liquid Yield Option Notes (zero coupon convertible
 subordinated notes) due 2013, less original issue
 discount of $203,266, 5.25% yield to maturity                          $ 111,734         $       -

Promissory note payable, interest due annually
 at initial rate of 3.75%, principal due July 1996                         96,720            90,000

Other notes payable due in various installments
 through April 2002                                                         4,430             2,505
- ----------------------------------------------------------------------------------------------------
									  212,884            92,505
Less current portion of long-term debt                                       (362)             (247)
- ----------------------------------------------------------------------------------------------------
Long-term debt                                                          $ 212,522         $  92,258
====================================================================================================

				    AST RESEARCH, INC.
			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				      (UNAUDITED)
				     April 2, 1994


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

    Total proceeds received from the sale of the LYONs were $111.7 million and have been utilized for working capital, repayment of bank borrowings under its revolving credit facilities, new product development, and other general corporate purposes.

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

		      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				    April 2, 1994


RESULTS OF OPERATIONS

    The following table shows the results of operations for the periods indicated as a percentage of net sales.

						   Percentage of Net Sales       Percentage of Net Sales
						      Three Months Ended            Nine Months Ended
						   -----------------------       -----------------------
						    April 2,        April 3,      April 2,        April 3,
						     1994            1993          1994            1993
- --------------------------------------------------------------------------------------------------------
Net sales                                          100.0%          100.0%        100.0%          100.0%
Cost of sales                                       82.9            80.6          83.1            78.8
- --------------------------------------------------------------------------------------------------------
Gross profit                                        17.1            19.4          16.9            21.2
- --------------------------------------------------------------------------------------------------------
Selling and marketing expenses                       8.5             9.5           8.1            10.3
General and administrative expenses                  3.4             3.4           3.2             3.7
Engineering and development expenses                 1.6             2.3           1.7             2.4
- --------------------------------------------------------------------------------------------------------
Operating income                                     3.6             4.2           3.9             4.8
Other income (expense), net                         (0.2)            0.1          (0.6)              -
- --------------------------------------------------------------------------------------------------------
Income before provision for income taxes             3.4             4.3           3.3             4.8
Provision for income taxes                           1.2             1.3           1.1             1.5
- --------------------------------------------------------------------------------------------------------
Net income                                           2.2%            3.0%          2.2%            3.3%
========================================================================================================

Sales

    Net sales for the nine-month period ended April 2, 1994 increased 78% to $1.783 billion from $1.003 billion in the nine-month period ended April 3, 1993. This improvement in revenues was primarily due to increased demand for the Company's desktop and notebook computer system products. The Company shipped 1,084,000 computer systems in the first nine months of fiscal 1994, an increase of 93% over the 562,000 units shipped in the same prior year period.

    Revenues from desktop system products increased 64% to $1.109 billion for the nine-month period ended April 2, 1994 from $676 million in the comparable prior year period. Strong demand for the Advantage! 486SX, 486/66, Bravo 486SX/25, 486/33, 486/66D, and the Premmia 486 product lines all contributed to the record level of computer system revenues. Revenues from Tandy's retail operations and the recently acquired GRiD and Victor product families combined to contribute to the significant desktop revenue growth. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $49.5 million in the nine-month period ended April 2, 1994, compared to $187.3 million in the first nine months of fiscal 1993.

    The Company's notebook computer product revenues rose 110% to $422 million in the nine-month period ended April 2, 1994 from $201 million in the comparable prior year period. This increase reflects a 95% increase in unit shipments to 213,000 for the nine-month period ended April 2, 1994 from 109,000 in the same prior year period. Notebook systems sales growth occurred in all key notebook product line offerings including the Bravo notebooks, the Advantage! Explorer, and the PowerExec.

    North American revenues (including Canada) increased by 97% to $1.164 billion during the first nine months of fiscal 1994 over the comparable prior year period, primarily due to growth in both desktop systems and notebook computer sales. While revenue growth occurred in each of the Company's North American distribution channels, sales to the consumer retail channel, which includes sales made to Tandy Corporation, increased 223% and accounted for 33% of North American revenues for the first nine months of fiscal 1994 compared to 20% in the same fiscal 1993 period. The Company believes that the substantial growth in this channel is partially due to the seasonal nature of the retail channel in which sales are historically strongest during the third and fourth calendar quarters. Sales to the independent reseller/dealer channel for the nine-month period ended April 2, 1994 also rose substantially, increasing 79% over the same prior year period and accounted for 44% of total North American revenues. The national distributor channel and the original equipment manufacturers (OEM) channel accounted for 11% and 12%, respectively, of total North American revenues during the nine-month period ended April 2, 1994.

    Nine month fiscal 1994 international revenues rose 50% to $619 million from $411 million in the comparable prior year period and accounted for 35% of total year-to-date fiscal 1994 revenues. New European subsidiaries in Denmark, Finland, Norway, and Scotland, as well as significant revenue growth in France, Sweden, Switzerland, and the United Kingdom, resulted in total European revenues rising 84% to $395 million in the nine-month period ended April 2, 1994 from $214 million in the prior year period. Increased demand for the Company's Bravo desktop systems and the Bravo and PowerExec notebook systems contributed to the European revenue growth. Also, during the second quarter of fiscal 1994 and consistent with the Company's realignment of its European operations, a new subsidiary was established in Limerick, Ireland.
In the third quarter of fiscal 1994, the subsidiary began limited European distribution of AST products and by the fourth fiscal quarter, the Company expects it to begin limited desktop production. The Company's Scotland facility, which was acquired as part of AST's purchase of Tandy Corporation's personal computer operations, is scheduled to terminate operations during the fourth fiscal 1994 quarter.

    Pacific Rim revenues totaled $182 million in the nine-month period ended April 2, 1994, up 8% from the prior year total of $168 million. A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the People's Republic of China (PRC). Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could have a corresponding impact on future sales and operating results. Despite these uncertainties, in March 1994, as part of the Company's commitment to the Pacific Rim, the Company established a new sales and manufacturing subsidiary in Tianjin, China through a joint venture with a corporation affiliated with the Chinese government.

    In the Company's Rest of World region, revenues increased 47% to $42 million in the nine-month period ended April 2, 1994 compared to the same prior year period. This increase is primarily due to an 86% growth rate in the Company's Middle East operations.

    Revenues for the quarter ended April 2, 1994 increased 60% to $591 million from $370 million in the quarter ended April 3, 1993 due to strong demand for the Company's desktop and notebook system sales. During the third quarter of fiscal 1994, the Company introduced the AST Advantage! EXP/60 and the Premmia GX desktop system based on Intel's Pentium processor; the Bravo LC 4/100t, supporting the new IntelDX4 processor; the Bravo NB 4/33s notebook; and the GRIDPAD 2390, a hand held PC companion currently available in North America only. In addition, the Company began shipments of its new line of Pentium-based Premmia mini-tower and full-size servers.

    The Company's future success is highly dependent upon its ability to continue to develop and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will continue to be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner, or that such products will receive favorable market acceptance. The Company regularly introduces new products designed to replace existing products. While the Company closely monitors such new product introductions, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales and profitability. In addition, the personal computer industry is characterized by an extremely competitive pricing environment which continues to experience frequent dramatic price reductions at all levels of competition and the Company expects these pricing pressures on its products to continue. There can be no assurance that future pricing actions by the Company's competitors will not adversely impact the Company's net sales and effect the Company's revenue growth.

Gross Profit

    Gross profit margins decreased to 16.9% in the nine-month period ended April 2, 1994 from 21.2% in the nine-month period ended April 3, 1993. This decline in margins is primarily due to price reductions prompted by competitive market conditions which have occurred throughout the past year impacting all of the Company's computer system products. Also contributing to the lower gross profit margins was the increased percentage of revenues generated by sales to the Company's consumer retail (including sales to Tandy's retail operations) and OEM channels, which typically yield lower gross margins.

    The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar strengthens relative to other currencies, revenues from sales in those currencies convert to fewer U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing the nine-month period ended April 2, 1994 to the nine-month period ended April 3, 1993, the U.S. dollar rose substantially
against nearly all European currencies.   This year-to-year currency
fluctuation resulted in a 2.3 percentage point gross margin reduction in fiscal year-to-date 1994 results compared to the comparable prior year period.

    The Company has generally been able to obtain parts from multiple sources without significant difficulty. However, increases in demand for personal computers have created industry-wide shortages at times resulting in premium prices paid for key components, such as Dynamic Random Access Memories and high quality liquid crystal display screens. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. While the Company is working with its suppliers to minimize component part shortages, there can be no assurance that future disruptions in delivery of components will not occur. Should such shortages occur or component costs significantly increase, the Company's net sales and profitability may be adversely affected.

    The personal computer industry continues to experience dramatic price reductions and the Company anticipates that pricing pressures will continue to be significant and is prepared to adjust its pricing as required by the marketplace. During the nine-month period ended April 2, 1994, the Company and the majority of its competitors have introduced new, lower-priced models of personal computers and have significantly reduced prices on their existing products. Major competitors have priced some personal computers competitively with some of the Company's products that have similar hardware configurations. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's gross margin or profitability.

    Gross profit margins declined to 17.1% in the quarter ended April 2, 1994 from 19.4% in the comparable prior year quarter. This decline is related to price reductions prompted by competitive market conditions, a shift into the lower yielding consumer retail channel and an .8 percentage point decline due to the negative impact of currency fluctuations. Gross margins have improved slightly each quarter throughout fiscal 1994. However, due to continuing industry pricing pressures and the potential significant impact of shifts within the Company's channel mix, the Company is unable to determine whether this trend will continue.

    The personal computer industry is characterized by rapid technological change and product obsolescence. Accordingly, the Company's product designs generally have short commercial lives. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. Lower gross margins could also result in decreased liquidity and adversely affect the Company's financial position.

Operating Expenses

    Total operating expenses increased 41.1% to $232.6 million in the nine-month period ended April 2, 1994 from $164.9 million in the nine-month period ended April 3, 1993. However, as a percentage of sales, operating expenses decreased to 13.0% from 16.4% in the comparable prior year period. The increase in actual operating expenses was primarily due to the increased level of sales compared to the same prior year period.

    Selling and marketing expenses increased 40.2% to $145.1 million in the nine months ended April 2, 1994 from $103.5 million in the prior year period. Selling and marketing expenses increased due to higher payroll and related costs consistent with increases in sales and marketing staff throughout the world. In addition, the Company's continued focus on increasing brand name
awareness led to an increase in media advertising expenses.   Also, product
marketing and dealer activities including co-op advertising and other promotion expenses increased as a result of increased sales levels. As a percentage of sales, selling and marketing expenses declined to 8.1% for the period ended April 2, 1994 from 10.3% in the prior year period.

    General and administrative expenses increased by 55.1% to $57.3 million in the nine-month period ended April 2, 1994 from $36.9 million in the same fiscal 1993 period. Depreciation and amortization expenses increased primarily due to the expanded fixed asset base resulting from the acquisition of Tandy's personal computer business. In addition, continued expansion of the Company's domestic and international operations including France, Ireland, Sweden and the United Kingdom resulted in increased costs for payroll, payroll related expenses, insurance, rent, and professional fees. As a percentage of sales, general and administrative expenses decreased to 3.2% from 3.7% in the comparable prior year period.

    Engineering and development costs rose by 23.4% to $30.2 million for the nine-month period ended April 2, 1994 from $24.5 million in the comparable prior fiscal period. The Company's new product development programs have resulted in increased expenses for payroll and payroll-related costs and engineering materials. Significant new notebook product introductions have been made during the first three quarters of fiscal 1994, including the Power Exec 4/33SL and 4/25SL Special Edition, the Bravo Notebook, and the Advantage! Explorer. Other new product introductions during the period included desktop additions to the Advantage!, Bravo, and Premmia product lines as well as the new Pentium-based Premium SE server and Premmia MTE P/60 and SE P/60 servers, and the hand held GRiD PalmPad SL and GRIDPAD 2390. As a percentage of sales, engineering and development costs declined to 1.7% for the period ended April 2, 1994 from 2.4% in the comparable prior year period.

    Total operating expenses for the quarter ended April 2, 1994 increased 42.1% to $79.6 million from $56.0 million in the same fiscal 1993 quarter. As a percentage of sales, operating expenses decreased to 13.5% from 15.1% in the prior year quarter. The overall increased spending is primarily due to increased payroll and employee benefit costs related to worldwide expansion and expanded sales and marketing activities consistent with increased sales levels.

Other Income and Expense

    For the nine-month period ended April 2, 1994, the Company had net interest expense of $5.8 million compared to net interest income of $2.2 million in the corresponding fiscal 1993 period. Interest expense increased as a result of the additional interest expense related to the note payable to Tandy, the debt associated with the Company's December 1993 issuance of Liquid Yield Option Notes and increased utilization of the Company's bank credit facilities.

    In the first nine months of fiscal 1994, the Company recognized net other expenses of $3.5 million compared to $1.8 million for the same fiscal 1993 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Provision for Income Taxes

    The Company's effective tax rate increased to 34% in the nine-month period ended April 2, 1994 from 31% in the comparable prior year period. The increased tax rate is attributable to changes in the proportion of income earned within various taxing jurisdictions and the tax rates in the locations in which those earnings were generated.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased to $452 million at April 2, 1994 from $301 million at July 3, 1993. During the first nine months of fiscal 1994, the Company used $43.3 million of cash principally to fund increased levels of accounts receivable consistent with increased worldwide sales levels. The Company's cash and cash equivalents totaled $151.9 million at April 2, 1994 compared to $121.6 million at July 3, 1993. Completion of the December 1993 public debt offering (partially offset by increases in accounts receivable) accounted for the higher cash level.

    Capital expenditures totaled $20.9 million in the first nine months of fiscal 1994 and consisted of additions to plant and engineering equipment, office furniture and fixtures, and worldwide information systems. Included in total capital expenditures are land and an existing manufacturing plant purchased for $4.2 million and machinery and equipment for $1.5 million in Limerick, Ireland.

    The Company intends to fund its fiscal 1994 cash requirements through a combination of cash on hand, cash provided by operations, available borrowings under its revolving credit facilities and possible future public or private debt and/or equity offerings. At April 2, 1994, the Company had available a $225 million unsecured revolving credit facility with a final maturity date of September 30, 1996. This revolving credit agreement allows the Company to borrow, subject to certain leverage and total debt restrictions, at rates based upon the bank's reference rate, or a spread of 5/8% over the LIBOR rate, 3/4% over the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. On March 30, 1994, the Company amended its $225 million unsecured credit facility to redefine certain covenants pursuant to the agreement. At April 2, 1994, there was $50 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. On April 27, 1994, the Company amended its $225 million unsecured credit facility to increase the total amount available to $275 million and to allow the Company to increase the facility to $300 million with additional bank commitments. On May 13, 1994, the Company added three banks to the facility and increased the total amount available to $300 million. All other terms remained the same. The Company also has various additional letter of credit facilities available for use by the Company and its subsidiaries.

    In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest is payable annually at an initial rate of 3.75% per annum, adjusted once each year to the lower of either 5% or the three month rate within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986. There are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note.

    On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes (LYONs) due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount to par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time.

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

    The Company anticipates that the personal computer industry will continue to experience intense price competition, dramatic price reductions, rapid technological change and product obsolescence. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's gross margins or that the Company will be able to deliver commercial quantities of new, technically advanced products in a timely manner, or that its new products will receive favorable market acceptance.

    Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights which permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. To date, the Company has not experienced any material adverse impact from stock balancing returns or price protection adjustments; however, there can be no assurance that the Company will not experience increased rates of return or price protection adjustments in the future. Any significant returns or adjustments could adversely effect the Company's net sales, gross profit and profitability.

    The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the purchase of manufacturing facilities both in China and Ireland, production capacity should be sufficient to support anticipated increases in unit volumes. The Company also expects to increase inventory levels to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations. Additionally, if the Company is unable to timely ramp up its manufacturing operations in Texas and Ireland it could adversely impact the Company's net sales, gross profit and profitability.

    The Company's international operations may be affected by foreign currency fluctuations. The financial statements of the Company's foreign subsidiaries are remeasured into the United States dollar functional currency for consolidated reporting purposes. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated results of operations. The Company attempts to minimize the impact of these remeasurement gains and losses by adhering to a hedging strategy utilizing forward exchange contracts and, to a lesser extent, foreign currency borrowings. The Company's exposure to currency fluctuations will continue to increase as a result of the expansion of its international operations. Significant fluctuations in currency values could have an adverse effect on the Company's net sales, gross margins and profitability.

    The Company's international operations may be affected by changes in United States trade relationships and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the People's Republic of China, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the People's Republic of China may experience changes in their general economic stability due to such factors as increased inflation. Any significant change in United States trade relations or the economic stability of foreign locations in which the Company sells its products could adversely affect the Company's net sales and profitability.

    From time to time the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computers will not be required. In addition, substantial costs may be incurred in disputing such claims. Should this occur, the Company's profitability may be adversely affected.

    The Company's corporate headquarters and certain manufacturing operations are located near major earthquake faults which have experienced earthquakes in the past. While the Company does carry insurance, operating results could be adversely affected in the event of a major earthquake.

    Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

				    PART II

			       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In June 1989, Texas Instruments Inc. (TI) advised the Company that it believed certain AST computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation in the U.S. District Court for the Central District of California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing an AST patent and that certain TI patents are invalid or inapplicable. TI has alleged that the Company is infringing patents owned by TI. This litigation with TI is proceeding. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's consolidated financial position or results of operations.

    On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name Frank E. Marschall and Saul Jones, on Behalf of Himself and All Others Similarly Situated v. Bruce C. Edwards, Wai S. Szeto, Safi U. Qureshey, Richard P. Ottaviano, James T. Schraith, Carmelo J. Santoro, AST Research, Inc. Management has reviewed the allegations and the complaints and believes such allegations are without merit and intends to vigorously defend the complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 1993 Annual Meeting of Shareholders was held on January 28, 1994 in Newport Beach, California. Matters submitted to a vote of security holders included:

    (1) The election of the following five directors to hold office until the next annual meeting and until their successors are elected and duly qualified:

			Safi U. Qureshey
			Richard J. Goeglein
			Jack W. Peltason
			Carmelo J. Santoro
			Delbert W. Yocam

    (2) The approval of the amendment of the 1989 Long-Term Incentive Program and 1991 Non-Employee Option Plans to establish limits on the number of options and restricted shares that may be granted to any one individual in a calendar year.

			In Favor        24,488,523
			Opposed            943,744
			Abstentions         98,257
			Broker Non-Votes   723,385

    (3) The approval of the appointment of Ernst & Young as independent auditors for the fiscal year ending July 2, 1994.

			In Favor        26,139,149
			Opposed             61,965
			Abstentions         52,795

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
	 10.124   First Amendment dated March 30, 1994 to Credit Agreement dated September 30, 1993 among
		  AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc
		  as co-agent.
	 10.125   Second Amendment dated April 27, 1994 to Credit Agreement dated September 30, 1993 among
		  AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc
		  as co-agent.
	 10.126   Joint Venture Contract dated September 7, 1993 between Tianjin Economic - Technological
		  Development Area Business Development Co. and AST Research (Far East) Limited.
	 11.      Computation of Net Income Per Share.

    (b)  Reports on Form 8-K

		  On January 10, 1994, the Company filed a report on Form 8-K/A to provide "Other Information" under Item 5 of said Form regarding the agreement with Tandy Corporation concerning the completion of the purchase of certain assets and assumption of certain liabilities relating to Tandy/GRiD France, effective September 1, 1993.

				   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						       AST RESEARCH, INC.
						      --------------------
							  (Registrant)


Date:   May 16, 1994                                  /s/ BRUCE C. EDWARDS
						      --------------------
							 Bruce C. Edwards
							 Senior Vice President,
							 Finance and Chief
							 Financial Officer