Form 10-K
period 1994-07-02
AST RESEARCH INC /DE/
filed 1994-09-26
CIK 725182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JULY 2, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-13941
                           __________________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 727-4141
                           __________________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS
                          COMMON STOCK, PAR VALUE $.01
                           __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $504,528,525 (computed using the closing price of $16.94 per share of Common Stock on August 26, 1994 as reported by NASDAQ). There were 32,352,000 shares of the registrant's Common Stock, par value $.01 per share, outstanding on August 26, 1994.

                           __________________________

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1994, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended July 2, 1994, are incorporated by reference in Part III of this Annual Report on Form 10-K.
                                     PART I

ITEM 1.   BUSINESS

GENERAL

     AST Research, Inc. ("AST" or the "Company") was incorporated in California on July 25, 1980 and reincorporated as a Delaware corporation effective July 1, 1987. The Company designs, manufactures, markets, services and supports a broad line of personal computers including desktop, server and notebook computer systems marketed under the Advantage!(R), AscentiaTM, BravoTM, PremmiaTM, ManhattanTM SMP and PowerExecTM brand names. The Company's products feature advanced design characteristics while remaining compatible with established industry standards. The Company currently markets its products through an extensive worldwide distribution network of retail computer dealers, consumer retailers, international and regional distributors, value added dealers ("VADs"), value added resellers ("VARs"), original equipment manufacturers ("OEMs") and U.S. Government ("GSA") approved dealers. See further discussions under Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and "Additional Factors That May Affect Future Results" included therein.

SIGNIFICANT BUSINESS DEVELOPMENTS IN FISCAL 1994

     Effective September 1, 1993, the Company completed the purchase of certain assets and assumption of certain liabilities of Tandy/GRiD France. Assets acquired consist primarily of inventory, equipment and leased real property in France. In addition, the Company purchased additional Tandy/GRiD inventory in Europe and other certain assets in the United States. The purchase price for the Tandy/GRiD France acquisition and the additional European inventory and U.S. assets was $6.7 million and was paid through an increase of the principal amount in the three-year promissory note payable to Tandy Corporation from $90 million to $96.7 million.

     On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes.

     In May 1994, the Company amended its $225 million unsecured revolving credit facility to increase the amount to $300 million while keeping the termination date of September 30, 1996. On August 31, 1994, the Company announced that it expects its first quarter fiscal 1995 revenues to be flat relative to the first quarter of fiscal 1994 and down from the previous fiscal 1994 fourth quarter resulting in a net loss for the first quarter of fiscal 1995. Depending on the size of the projected loss for the first quarter of fiscal 1995, the Company then could be in default of specific covenants in its committed $300 million revolving credit facility. See further discussion included in "Liquidity and Capital Resources" under Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     In June 1994, the Company completed an agreement for the sale and leaseback of its Hong Kong manufacturing facility. The Company realized a pretax gain of $6.0 million of which $4.3 million was recognized and included in "Other income (expense), net" in the accompanying Consolidated Statement of Operations for the year ended July 2, 1994. The leaseback period is for one year fixed plus one additional year at the option of the Company.

     During fiscal 1994, the Company increased its international presence by forming wholly-owned subsidiaries in Norway, Denmark, Ireland, Korea and Malaysia. As part of the Company's worldwide manufacturing restructuring plan, the Company opened a new European manufacturing facility in Limerick, Ireland. The Company's Scotland facility, which was acquired as part of the Company's purchase of Tandy Corporation's personal computer operations, terminated operations during the fourth fiscal 1994 quarter. The Company also established a new sales and manufacturing subsidiary in Tianjin, China through a joint venture with a corporation affiliated with the Chinese government.



INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     AST operates in one industry segment: the manufacture and sale of personal computers, including desktop, server, and notebook computer systems. A summary of the Company's operations by geographic area including net sales, operating income (loss) and identifiable assets is incorporated herein by reference from
Note 11 of Notes to Consolidated Financial Statements.

BUSINESS STRATEGY AND MARKET

     The Company's business strategy is to utilize its technological expertise, worldwide manufacturing capabilities, brand name recognition and distribution channels to offer its customers a broad range of personal computers to meet a variety of user needs. The Company believes that its success depends upon the ability to identify products and product features required by customers and to design and produce high quality, innovative products compatible with industry standards on a timely basis and at competitive prices. As new technology and faster, more powerful microprocessors have become available, the Company has concentrated its efforts in the higher performance end of the personal computer market. In pursuing this strategy, the Company has developed a multi-channel and multi-brand distribution approach which targets a variety of price points and user requirements. These include the Advantage! computer product line which is designed for the consumer retail market, the value oriented Bravo computer product line, the high performance Premmia and Manhattan SMP computer product lines, and the PowerExec and Ascentia lines of notebook computers. Within the various brands, the Company offers a full range of products, including desktop systems from the entry level 80386SX-based systems to high-end PentiumTM systems and servers, monochrome and color notebooks and the fully symmetric multiprocessor line. The Company's personal computers incorporate either Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), or Peripheral Component Interconnect ("PCI") Bus Architecture and are compatible with major industry standard operating systems including MS-DOS(R), UNIX/XENIX, SCO UNIX, Novell NetWare(R) and OS/2(R). The Company pursues a strategy whereby its products retain their compatibility with new major industry standards as they are developed.

     The personal computer industry is characterized by intense price competition and the Company believes that the price and performance features of its products are key factors in the purchase decisions of its customers and, as a result, has developed a series of product lines each specifically targeted at certain market segments that are served through various channels of the Company's distribution network. Price reductions are often determined with reference to then existing competitive factors, including the prevailing pricing strategy of other major computer manufacturers. The Company's business strategy includes the introduction of new products that are priced aggressively to highlight the price and performance advantages of AST products. The Company intends for its products to remain competitively priced and will adjust its prices as needed to maintain or grow its market share. These adjustments may negatively impact the Company's profitability.

     The Company believes that its strategy of establishing a worldwide presence in countries with developing markets for computer products and providing products that meet local needs, such as customized systems and local language documentation, has provided significant opportunity for revenue growth. International market expansion has been a factor in the Company's growth during fiscal 1994. Overseas revenues increased 46% in fiscal 1994 over the prior year and contributed 36% of total worldwide revenues. International revenues contributed 41% and 44% of total revenues in fiscal 1993 and 1992, respectively. During fiscal 1995, the Company intends to continue pursuing developing markets in both Russia and India while concurrently focusing on its Northern Europe and Pacific Rim markets.

PRODUCTS

     The Company's products range from portable systems to superservers under the Advantage!, Ascentia, Bravo, PowerExec, Premmia and Manhattan brand names. The Company also manufactures certain custom desktop system and board-level products for OEM customers. The Company offers a complete family of personal computer systems products designed to meet various performance levels and price points. During fiscal year 1995, the Company intends to enhance its desktop computer product lines with faster processing power and deluxe features to satisfy the complex needs of the home, small-business and corporate user. The Company also plans to expand its mobile computing solutions under the Ascentia brand name with high-performance, value-oriented and subnotebook models. In addition, the Company intends to expand its server products under its Manhattan brand name and will continue to introduce new products, technologies and computing solutions for the network environment.

Advantage!

     AST's Advantage! family, sold primarily through the consumer retail market, offers low-cost, ready-to-use desktop and notebook systems designed for educational, entertainment, home office or business applications. The Advantage! line is designed to offer a total solution-based package with pre-installed software, to enhance the system's "ease of use."

     The Advantage! family is highlighted by the Adventure multimedia system that features AST WorksTM software, considered one of the industry's most comprehensive and easy-to-use interfaces that combines video help, numerous productivity tools and telephony capabilities. The numerous pre-installed software titles and features available on Advantage! models include Microsoft's EncartaTM, an electronic encyclopedia; a built-in fax/modem; PRODIGY(R), America Online(R) and CompuServe(R) on-line information service software starter kits; and personal finance, home management and graphics programs. Other models in the pre-configured product line include Advantage! Pro desktop, Advantage! Plus mini-tower and Advantage! Explorer notebook computers. The Advantage! line supports a wide range of processing power including 486SX/33, 486SX2/50, 486DX2/66, 486DX4/100 and 60MHz Pentium processors. In addition, these products are covered by a one year on-site service program and a 24 hour hotline.

Ascentia

     The Ascentia family consists of high performance notebook computers which encompass mobile computing solutions with extensive pre-loaded business and communications software. These notebook computers also have high performance processing capabilities with Intel DX2 50MHz and DX4 75MHz CPUs/processors. In addition to the connectivity and communication solutions provided through compatibility with more than 150 PCMCIA cards, the Ascentia notebook computer has among the industry's largest color displays and up to eight hours of battery life with intelligent power management. The Ascentia 900N high performance model is the successor to the PowerExec notebook computer. Other models include the Ascentia 500S subnotebook and Ascentia 800N value notebook. These products include a three year worldwide warranty with a one year ExeCareSM service program and a 48 hour rapid repair service.

Bravo

     The Bravo family is AST's value desktop line that provides both small businesses and large corporate users with a range of computing options. As the Company's price leader, the value line offers a wide range of processing speeds focused on business-oriented applications, such as word processing, electronic mail, graphics and animation programs. The Bravo line was the first AST brand to offer energy-efficient computers that meet the EPA's "Energy Star" requirements and now also comply with the Video Electronic Standards Association ("VESA") standard for power management.

     The family has multiple lines of computers to satisfy the diverse needs of the home office and business user. They include the mid-size Bravo LC desktop, which offers a multimedia model; the Bravo LP low-profile desktop, winner of PC/Computing's 1993 Most Valuable Product Award; the Bravo NB notebook, which includes color and color plus local bus enhanced graphics for fast video performance; the Bravo MT high-performance mini-tower desktop; and the recently introduced Bravo MS desktop, which incorporates the latest advances in bus architecture and cache along with the `plug-and-play'/PCI configuration and Pentium Overdrive(R) Technology. The new Bravo models, which offer enhanced video performance, accelerated graphics capabilities and greater expandability than previous Bravo systems, utilize processors ranging from the 486/25 through the 60MHz Pentium. In addition, all Bravo systems are covered with a three year warranty, which includes a one year on-site service program.

Premmia Desktops

     The Premmia high-performance desktop line, which includes Pentium and 486-based models, incorporates advanced technologies to suit complex computing needs. The systems utilize the highest performing standard PCI local bus I/O architecture and support the `plug-and-play' configuration. In addition, the Premmia line offers high-performance multimedia systems which combine accelerated full-motion video, support for 32-bit operating systems, 8MB of memory expandable to 128MB, up to 512KB of secondary cache, five EISA bus master expansion slots and five drive bays. The Premmia desktop models include the 4/66d, LX P/60, GX and MX and support Pentium processors up to 90 and 100MHz. Premmia 486 models also feature high-end video, expandability and upgradeability. These products include a three year warranty which includes a one year on-site and two year depot service program.

Premmia Servers

     AST's Premmia server line is designed to meet a diverse level of price and performance requirements in the growing server marketplace. The new line includes the Premmia MTE, a full-featured, cost-effective server in a mini-tower enclosure, highly suitable for work groups and small to mid-sized networks.
Also included is the Premmia SE, a high-powered, highly expandable, full-size system ideal for large departments or client/server computing. Both models are EISA-based servers with stringent security and upgradeability features which utilize 486DX/33, 486DX2/66 and 60MHz Pentium processors. During fiscal year 1995, the Company intends to introduce all server products under the Manhattan brand name.

Manhattan SMP

     The Manhattan SMP computer is AST's fully symmetric multiprocessor, highly effective as a mini-computer alternative or application server. It also can be used to consolidate large LAN environments. It was designed to be run with the Pentium processor and is the Company's most powerful system to date. It can run up to five Pentium processors and its fully symmetric design allows the system to scale easily with the simple addition of processors. The Manhattan SMP computer provides high-availability through features important in today's mission critical environments: ECC memory that corrects memory while the system is running; optional redundant power supplies to provide continued system operation and a hardware disk array subsystem for redundancy.

PowerExec

     The PowerExec notebook family gives users maximum levels of computing flexibility and enhanceability. The PowerExec incorporates a 9 1/2" active matrix screen and allows up to 6 3/4 hours of battery life for non-stop computing. Corporate professionals and business travelers alike benefit from the PowerExecs 386SL, 486/25SL and 486/33SL microprocessor, PCMCIA support, removable and upgradeable hard drive, DOS 6.0, Windows 3.1 and upgradeable display and memory. These products also include the ExeCare Plus one year warranty. During fiscal year 1995, the Company intends to have the Ascentia notebook computer line supersede the PowerExec notebook computer line.

GRiD/Victor

     During fiscal year 1994, as part of the Company's acquisition of Tandy's personal computer operations, the Company acquired the GRiD ConvertibleTM, GRiD PalmPAD(R) and PalmPAD SL, and GRiDPAD(R) 2390 pen-based systems. These GRiD products utilized the pen-based technology which was also acquired from Tandy Corporation. During the first and second quarters of fiscal 1994, the Company focused its efforts on integrating its existing product lines with the acquired Tandy/GRiD and Victor product lines. Beginning in the third quarter of fiscal 1994, the Company commenced a reassessment of the GRiD product line and product capabilities, the current and future customer prospects for GRiD products and the costs involved in continuing the GRiD brand name. Based upon this review, the Company decided in the fourth quarter of fiscal 1994, to alter its product line integration strategy to eventually discontinue all manufacturing, marketing and sales efforts related to the acquired GRiD product line. The Company's current strategy is to continue to market the Victor(R) product line, also acquired from Tandy Corporation, in various European countries.

Other Markets

     The Company's monitor line includes the ASTVisionTM 4N, 4L, 5L, 7L, 4I and 4V models. These monitors consist of low-radiation, multi-sync color and are designed to VESA DPMS (Display Power Management Signaling) standards. ASTVision offers personal computer users who operate with graphic-intensive Windows-based applications a choice of high quality displays available in 17, 15 and 14 inch formats. In addition to the ergonomic design, their multi-synchronous operation delivers enhanced flexibility in graphics resolutions and refresh rates, along with user-controlled definition of the horizontal and vertical image size and positioning.

     AST's enhancement product line provides various combinations of increased memory, additional input/output ports and other features. AST memory/multifunction products include the SixPak and Rampage Plus lines for both ISA and MCA-based computers. Graphics products include AST-VGA Plus (16-bit). AST micro-to-mini communications products allow personal computers to function as terminals for minicomputers or mainframes, while at the same time retaining the PC's ability to act as a stand alone desktop computer. In addition, the AST FourPort AT Plus offers multi-user connectivity for attaching up to four additional ports.

PRODUCT DEVELOPMENT

     Due to the rapid pace of advances in personal computer technology, the Company's continued success depends on the timely introduction of new products that are accepted in the marketplace. Accordingly, the Company is actively engaged in the design and development of new products and the enhancement of existing products. During the fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992, the Company's engineering and development expenses were $38,858,000, $31,969,000 and $30,461,000, respectively.

     The Company's long standing relationships with major software and hardware developers such as Banyan Systems Inc., IBM, Intel Corporation, Microsoft Corporation, Novell Inc. and SCO Inc. assist the Company in bringing new technologies to the marketplace. Working with these developers in both compatibility testing and software support programs allows the Company to introduce products incorporating the latest hardware technology and the capability to operate the most current software available in the marketplace.

     AST is firmly committed to the establishment of industry standards and actively participates in their development. The Company was one of the nine original high technology companies which participated in the development of EISA. In addition, AST's Bravo product line complies with the VESA and Energy Star programs for power management and energy efficient systems. AST has also incorporated two of the industries latest technologies, the Pentium processor and PCI bus, within the Premmia, Bravo and Advantage! product lines.

     The Company believes that its technical expertise is a key factor in its development of new and innovative products. The Company's engineering staff uses computer-aided design techniques which assist in the development of new products and enable faster adaptation of printed circuit board layouts for the manufacturing process. In addition to keeping with AST's philosophy of providing its customers with the latest technology, the new line of business desktop computers contain AST FlashBIOS, which is firmware/software written by AST engineers. The use of AST FlashBIOS simplifies the upgrade process when required. AST Works software is also a new package developed by AST, included in both the Advantage! and Ascentia product lines, which encompasses instant video help, telephony and productivity tools. In addition, these business desktop computers contain the `plug-and-play' peripheral standard which is a new means for automatic card configurations.

     Fiscal year 1994 product development efforts resulted in the introduction of numerous new products, including the high performance Ascentia notebook computer line and new generations and enhancements within the Advantage!, Bravo and Premmia product lines. These new generations and enhancements included the Pentium processor, PCI local bus, energy-efficiency, and multi-media strategies that appeal to the wide range of computer users.

MANUFACTURING

     AST's manufacturing operations include procurement and inspection of components, assembly and testing of printed circuit boards ("PCB") and assembly, testing and packaging of finished products. The Company's manufacturing and warehouse facilities include over 1.5 million square feet of capacity and are located in Fountain Valley, California; Fort Worth, Texas; Hong Kong; People's Republic of China ("PRC"); Taiwan and Limerick, Ireland.

     In its goal to achieve increased operating efficiencies and improve worldwide product delivery and customer response, the Company has initiated significant changes in its demand fulfillment strategies. Manufacturing centers for mobile computers, a high-growth segment of the personal computer market, have been established in Fountain Valley, California and in Taiwan. Fort Worth, Texas is the Company's worldwide production center for multiprocessor products. To better serve the Pacific Rim, American, European and the Rest of the World's desktop and server product demand with lower costs and expedited time-to-market, desktop and server products are manufactured in facilities located in Hong Kong and the PRC, Texas, and Ireland, respectively. In support of its worldwide systems manufacturing, the Company manufactures PCB assemblies in Hong Kong and the PRC.

     As a result of the Tandy/GRiD acquisition, AST acquired four manufacturing facilities, including three in Fort Worth, Texas and one in East Kilbride, Scotland. The physical integration of the acquisition, including the transfer
of capital and labor, was substantially completed in fiscal year 1994.   As a
result, the Company closed both a Texas facility and the Scotland facility and has announced the closure of the Texas PCB assembly facility, to be completed in the first half of fiscal year 1995. The Company has added system and PCB assembly capacity through its two new facilities in the PRC. The Company continues to assess its worldwide manufacturing capacity in an effort to increase efficiencies and improve product deliveries.

     The Company currently procures all of its components from outside suppliers. AST factory sites are in close proximity to many key international vendors. Source inspections are conducted at the plants of selected strategic suppliers, while other parts are sampled for inspection upon receipt at the Company's manufacturing facilities.

     The Company has generally been able to obtain parts from multiple sources without difficulty. However, increases in demand for personal computers have created industrywide shortages at times resulting in significant price increases for key components, such as Dynamic Random Access Memories and high quality liquid crystal display screens. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In the future, there can be no assurance that such shortages will not re-occur and significantly increase the cost or delay the shipment of AST's products, thereby having an adverse impact on the revenues and profitability of the Company.

     Nearly all parts used in AST products are available from multiple sources. To achieve improvements in cost, the Company negotiates with its suppliers to develop multiple sources for existing sole-source components. Nevertheless, some key components are still only available through sole-source suppliers due to technology, availability, price, quality or other considerations. Key components currently obtained from single sources include active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors. AST purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with sole-source suppliers. In the event that a supply of a key single-sourced component were delayed or curtailed, the Company's ability to ship the related product in needed quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these potential risks by working closely with major suppliers on product plans and coordinated product introductions. The Company has also made a capital investment in the PRC, which has a history of political instability. The Company attempts to mitigate this potential risk by maintenance of both primary inventory custody and a management center in Hong Kong and by alternative sourcing arrangements.

     Quality and reliability are emphasized in the development, design and manufacture of the Company's products. AST continues to focus on successful new product introductions through a process of concurrent product and process design efforts which attempt to simplify and streamline the manufacturing process in the earliest stages of product design. Products undergo quality inspection and testing throughout the manufacturing process. This is evidenced through programs which have been implemented for process measurement and improvement, reduction of the cost structure, maintenance of on-time delivery, increase of in-process yields and improvement in product field reliability. Additional manufacturing verification and testing programs include failure analysis, as well as out-of-box audit programs that consist of extended diagnostic and software testing and extended early life reliability testing of products taken from finished goods.

     The Company employs a flexible manufacturing line which serves a customer base that orders non-standard product configurations. This flexible manufacturing area provides various software/hardware configurations to these customers.

     The Company's strategy is to continuously enhance its manufacturing procedures to include comprehensive quality management processes. In fiscal 1994, the Company successfully obtained and/or maintained International Standards Organization ("ISO") 9000 certification at a majority of its sites. The Company is currently pursuing ISO certification at its remaining non-certified locations in Texas, Australia, Ireland and the PRC.
MARKETING AND SALES

     The Company employs a worldwide multi-channel distribution strategy which allows it to reach a variety of customers. While each channel provides AST with access to a specific target market, the Company's strategy is to differentiate itself from others in the industry by continuing to realize significant revenues through its established network of authorized dealers and resellers. The Company believes that its success in building its network of dealers and resellers is largely due to the Company's product line breadth, the quality and reliability of its products and the high level of service and support provided by the Company. Despite AST's past success within these channels, the Company continues to focus on broadening its product distribution channels. In fiscal 1994, the Company realigned its sales organization into four major geographical groups: The Americas, which includes the U.S., Canada and Latin America; Europe; Asia/Pacific Rim; and the Rest of the World, which includes the Middle East, Africa and the Indian subcontinent.

North American Distribution
     The Company's North American distribution channels include authorized independent resellers, dealers, national and regional distributors, OEMs, consumer retailers and government sales through GSA approved dealers. The Company sells directly to large VADs and VARs who typically purchase personal computers from the manufacturer and add enhancement products and software to assemble a turn-key system which is sold in selected vertical markets. The Company's VADs and VARs include customers such as CompuCom Systems, MicroAge, ENTEX Information Services, Inc. and Intelligent Electronics, Inc. The Company also sells its products to smaller dealers and resellers through major national distributors including Gates/FA Distributing, Ingram Micro, Merisel and Tech Data Corporation. In addition, the Company sells to computer store chains such as Computerland and Inacom Corporation.

     The Company's Advantage! line is designed for small office and home use and is marketed primarily by consumer retail chains including Computer City Supercenters; Costco Wholesale Club Stores; Circuit City Stores Inc.; Sam's Wholesale Club, a division of Wal-Mart Stores; CompUSA and Radio Shack(R) Canada.

     The Federal Systems Division of AST focuses on the approximately $3.5 billion federal government personal computer market and supports large government suppliers such as Electronic Data Systems and Digital Equipment Corporation. The Federal Systems Division also supports integrators on proposals requiring customized hardware and software platforms.

     Fiscal 1994 North American revenues rose 83% to $1.5 billion from $830 million for fiscal 1993. Sales through the Company's VAD/VAR and consumer retail channels constituted 45% and 32%, respectively, of total North American revenues in fiscal year 1994. Fiscal 1994 sales to distributors and through the OEM channels contributed 12% and 11% of North American revenues, respectively.

International Distribution
     The Company operates internationally through subsidiaries and sales offices in 43 locations worldwide. In countries where the Company does not have subsidiary operations, products are sold to retail dealers and distributors.
The Company plans to continue to focus on the international arena including Europe, the Pacific Rim and the Rest of the World during fiscal 1995. In addition, the Company intends to pursue opportunities within other developing countries as they arise.

     Success and profitability of international operations could be adversely affected by conditions that differ from conditions in North America, including local economic conditions, political instability, tax laws and changes in the value of the U.S. dollar relative to other currencies in which products are sold. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition-Gross Profit."

     In fiscal 1994, international revenues rose 46% over the prior year, from $582 million to $850 million. European revenues were up 79% to $533 million from $297 million in fiscal 1993 and represented 23% and 21% of total fiscal 1994 and 1993 revenues, respectively. The Company continued to expand its European business through the establishment of new subsidiaries within the Nordic region as well as in Limerick, Ireland. Sales in the Company's Pacific Rim region grew 9% to $261 million and accounted for 11% of total fiscal 1994 worldwide revenue compared to 17% of total fiscal 1993 revenue. This decline in the fiscal 1994 growth rate was attributable to significantly increased competition within this region of the world. The Company anticipates that these competitive pressures will continue. The Company's Rest of World revenues increased 22% to $56 million in fiscal 1994 and represented 2% of total fiscal 1994 revenue.

Customer Support and Training
     AST believes that customer support, service and training are crucial to maintaining strong relationships with its customers and that the high level of its service and support helps differentiate it from other manufacturers in the personal computer industry. The Company has an AST Customer Care program which is a comprehensive collection of services for its line of file server, desktop and notebook computers. AST Customer Care offers technical support to resellers, dealers and end-users through 24-hour access toll-free telephone lines; AST On-Line!, a 24-hour electronic bulletin board system; AST Info-Fax which allows access to a broad selection of technical support documentation via facsimile 24-hours a day; and a technical support alliance with leading network and operating system suppliers for one-stop support in multi-vendor networked environments. In addition, the AST On-Line! service has been expanded to be available through the CompuServe 24 hour on-line information service, Prodigy interactive network and the bulletin board system which includes Remote Imaging Protocol (RIPscrip).

     Parts and labor warranties on AST computers range from one to three years in length, depending on product type. Service is provided by AST authorized dealers, third party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available in more than 1,500 AST authorized service centers. Included among these service centers, from which on-site service is also available, are more than 800 Authorized Service Centers (ASC), over 100 Advanced System Support Centers
(ASSC) and at least 400 third party maintenance locations. In addition, international customers can be serviced on a carry-in basis by any of the authorized AST Service Providers located in more than 30 countries around the world. AST Customer Care also provides comprehensive protection for notebook users through the ExeCare Plus service program. Expedited repair or replacement of any AST notebook product anywhere in the United States is available under the ExeCare Plus service program. In addition, for ExeCare Plus members traveling abroad, ExeCare Plus service is honored by all AST international subsidiaries. In addition, the Company offers AST Premium and Premium Plus Support programs to end-users who have a large installed base of AST computers and internal information centers providing service and support within the organization. The Premium Support program features priority toll-free technical support, a video-based core service training program, subscription to AST Technical Publications and the ability to purchase spare parts directly from AST. Premium Plus Support program subscribers also receive labor reimbursements for warranty repair work performed on AST systems, discounts on spare parts, expedited spare part cross-shipments, spare parts inventory balancing and a quarterly newsletter.

Advertising
     AST advertises its product domestically and internationally in selected computer, business and consumer publications. Through the AST cooperative advertising program, the Company encourages its channel partners to advertise AST products by funding a portion of joint advertising and promotion efforts. The Company also participates in major computer and business trade shows around the world. The Company's advertising targets a wide range of buyers and influencers including MIS and PC professionals, department managers, corporate executives, and individual purchasers.

Major Customers
     During fiscal 1994, no AST customer accounted for more than 10% of net sales.

BACKLOG

     The Company orders raw materials and components to manufacture products according to its forecast of near-term demand and maintains inventories of finished products in advance of receipt of orders from its customers. Orders from retail accounts are usually placed by the customer on an as-needed basis and are usually shipped by the Company shortly after receipt. OEMs may place orders for scheduled deliveries; however, the amount and quantities thereof are not significant at the present time. Unfilled orders can be, and often are, canceled or rescheduled with little or no penalty. For these reasons, the Company's backlog at any particular time is generally not indicative of the future level of sales. In addition, cancellations and rescheduling can adversely impact the Company's revenue and profitability.



PATENTS AND LICENSES

     The Company relies on a combination of contract, patent, copyright, trademark and trade secret laws to protect its proprietary interests in its products. The Company owns several U.S. federal registrations for trademarks, including "AST", the AST logo, "AST PREMIUM", "AST RESEARCH", "ADVANTAGE!", "GRiD" and "VICTOR". At July 2, 1994, the Company had acquired through application and purchase over 200 patents and patent applications throughout the world relating to various aspects of its products.

     AST has license agreements for various products, including operating system software for its personal computer systems with Microsoft Corporation and IBM Corporation, for which the Company makes payments. In addition, the Company has a patent cross-licensing agreement with IBM Corporation dated January 1, 1990, which expires January 1, 1995, for which the Company makes payments. AST also has various license agreements for application software which it distributes with its products, many of which require the Company to make payments to the licensor.

COMPETITION

     The intense competition in the personal computer industry continued during the past year and was characterized by frequent product introductions and an aggressive pricing environment. While some personal computer manufacturers refocused their channel strategies, the Company broadened its product lines and channels to further its core strategy of being a price and performance leader. The Company also expanded its customer service and support programs. The Company's primary competitors are other computer companies which all offer a full range of personal computing solutions, including IBM, Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc. and Packard Bell.

     The Company believes that its main competitive advantage has been and continues to be the Company's commitment to its channel partners. This channel focus, in addition to product branding, product line breadth and service and support, has enabled the Company to enhance its market position in the extremely competitive personal computer marketplace.

     The personal computer market has continued to be highly price competitive. As a result, price reductions were again made across product lines during fiscal 1994, resulting in a decline in gross profit margins. Characteristic of the past few years, the Company anticipates significant competitive pricing pressure to continue. The ongoing introduction of new technologies and full-featured systems across all of the Company's product lines is intended to enable AST to keep pace with rapid market changes and to minimize the effect of continued pricing pressure. However, there can be no assurance that the Company will have the financial resources, marketing and distribution capability, or technological knowledge to continue to compete successfully. In addition, the Company's results of operations could be adversely impacted if it is unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft and Intel, and manage the competitive risks associated with these relationships.

REGULATORY COMPLIANCE

FCC Regulations
     The Federal Communications Commission ("FCC") in October 1979 and April 1980 adopted regulations imposing radio frequency emanation standards for computing equipment. The regulations distinguish between computing devices marketed for use primarily in a commercial, industrial or business environment (designated class A) and computing devices marketed for use primarily in a residential environment (designated class B). All of the Company's products are designed to comply with applicable FCC standards.

International Standards Organization
     The ISO 9000 standard is a quality guideline around which AST has designed its quality system. This system is designed to help ensure that customer needs and product specifications are of ongoing quality and consistency. The Company has achieved and maintained certification and registration under ISO 9000, section 9002 for the quality systems used in manufacturing operations at its subsidiary in Taiwan, its Distribution Center in the United Kingdom and for its Fountain Valley facility in California. In addition, the AST Hong Kong manufacturing operations have been certified and registered under ISO 9000, section 9001. In fiscal year 1995, the Company's Australian subsidiary and its Texas, Ireland and PRC manufacturing operations plan to pursue ISO 9000, section 9002 certification and registration.

Effects of Environmental Laws
     Compliance with laws enacted for the protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings or competitive position. The Company has successfully been involved in such programs as the EPA's Energy Star program and a member of the Portable Rechargeable Battery Association (PRBA) which identifies new regulations in various areas with regard to labeling, transportation issues and proper disposal. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations, there can be no assurance that such laws will not have a material adverse effect on the Company. To its knowledge, the Company was not named as a defendant in any environmental lawsuits during fiscal 1994.

EMPLOYEES

     As of August 26, 1994, the Company had 6,977 employees, 4,085 of whom were employed in manufacturing, 363 in engineering and 2,529 in the areas of general management, sales, marketing and administration. Of the total, 3,477 were employed in North America, 2,603 were employed in the Pacific Rim, 44 were employed in the Rest of World (Middle East) and 853 were employed by the Company's European subsidiaries. The Company believes that it has been successful to date in attracting and retaining qualified personnel, but believes its future success will depend in part on its continued ability to attract and retain highly qualified engineers, technicians, marketing and management personnel. To assist in attracting qualified employees at all levels, the Company has adopted stock option, performance based incentive compensation, profit sharing and other benefit plans. The Company considers its employee relations to be good. No employee of the Company is represented by a union.

BUSINESS SEASONALITY

     Although the Company does not consider its business to be highly seasonal, the Company experienced seasonally higher sales in the second quarter of fiscal 1994 due to the holiday demand for some of its products, as it expanded the consumer retail channel, and anticipates that this trend will continue.

ITEM 2.   PROPERTIES

     The Company owns and occupies its worldwide headquarters facility in Irvine, California. The 232,000 square foot facility accommodates the Company's executive, finance and administrative, sales, marketing, customer support and engineering functions. The Company also leases a 246,000 square foot manufacturing facility in Fountain Valley, California under a ten year lease agreement, which expires in 1999. As a result of the Tandy/GRiD acquisition, the Company owns and occupies a 93,000 square foot manufacturing facility in Fort Worth, Texas and leases an additional 43,000 square feet of manufacturing space. The Company leases approximately 240,000 square feet for regional sales offices and 322,000 square feet for warehouse/distribution space for its North American sales operations.

     The Company entered into an agreement for the sale and leaseback of its 68,000 square foot manufacturing facility in Hong Kong effective June 1994. The leaseback period is for one year fixed plus one additional year at the Company's option. The Company leases an additional 82,000 and 25,000 square feet for warehouse/production activities and office space, respectively, in Hong Kong. The Company's Taiwanese manufacturing facility includes 54,000 square feet of leased property. During fiscal 1994, the Company leased an aggregate of 389,000 square feet of manufacturing space in the PRC to service the domestic Chinese and other Pacific Rim markets. The plant is expected to be in full operation by the end of fiscal 1995. In addition, the Company leases approximately 73,000 square feet for sales, marketing and administration offices and warehouse facilities in the Pacific Rim.

     During fiscal 1994, the Company shifted its European production from the acquired 113,000 square foot East Kilbride, Scotland manufacturing facility to a 340,000 square foot plant in Limerick, Ireland. The Company began the centralization of its European, African and Middle Eastern distribution and European service and support operations in Limerick, Ireland during the third fiscal 1994 quarter. In addition, the Company has approximately 252,000 square feet of sales, marketing, administration and warehouse facilities in other countries in Europe. The Company also leases an additional 32,000 square feet for warehouse and office space in the Middle East. An additional 182,000 square feet is leased in the Middle East for planned expansion.
ITEM 3.   LEGAL PROCEEDINGS

     In June 1989, Texas Instruments Inc. ("TI") advised the Company that it believed certain AST computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation (the "California action") in the U.S. District Court for the Central District of California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing an AST patent and that certain TI patents are invalid or inapplicable. TI has alleged in the California action that the Company is infringing patents owned by TI. On August 26, 1994, TI filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging infringement of patents in addition to those asserted by TI in the California action. These litigations with TI are proceeding. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

     On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court of the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court of the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. Management has reviewed the allegations contained in the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such proposed adjustments relate to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments or current examinations will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has been named as a defendant or co-defendant, frequently with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in thirteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. Such claims are being alleged with increasing frequency as a result of the use of various computer products. The claims total approximately $15 million in compensatory damages, $130 million in punitive damages, and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately protected. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

     The Company is also subject to other legal proceedings and claims which also arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended July 2, 1994.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     AST's Common Stock is traded on the over-the-counter market (NASDAQ National Market System) under the symbol ASTA. The following tables set forth, for the fiscal 1994 and 1993 periods indicated, the range of high and low prices for the Company's Common Stock.

          1994:                         High         Low

          1st Quarter                  $18 - 1/2   $13 - 3/4
          2nd Quarter                   25 - 1/2    16 - 3/4
          3rd Quarter                   33          20 - 1/4
          4th Quarter                   22 - 1/2    12 - 1/2

          1993:

          1st Quarter                  $17 - 3/8   $11 - 1/4
          2nd Quarter                   23          12 - 3/4
          3rd Quarter                   24 - 1/4    13
          4th Quarter                   17 - 1/4    12 - 3/4

     There were approximately 1,113 security holders of record as of August 26, 1994. The Company has not paid dividends to date and intends to retain earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been derived from consolidated financial statements that have been audited by Ernst & Young, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

- - ---------------------------------------------------------------------------------------------------------------
(In thousands, except
   per share amounts)                       1994            1993           1992           1991          1990
- - ---------------------------------------------------------------------------------------------------------------
Net sales                              $2,367,274      $1,412,150      $ 944,079       $ 688,477    $  533,814

Gross profit                              381,333         285,698        293,260         248,347       173,375

Operating income (loss)                    86,681  (2)    (64,578) (1)    97,526          94,083        54,427

Net income (loss)                          53,501         (53,738)        68,504          64,724        35,067

Net income (loss) per share:
   Primary                             $     1.64      $    (1.72)     $    2.16       $    2.13    $     1.43
   Fully diluted                       $     1.59      $        *      $       *       $       *    $     1.21

Shares used in computing net income
  (loss) per share:
   Primary                                 32,548          31,289         31,758          30,413        24,530
   Fully diluted                           34,866               *              *               *        30,960
- - ---------------------------------------------------------------------------------------------------------------

Cash and short-term investments        $  153,118      $  121,600      $ 140,705       $ 153,305    $   92,252

Working capital                           434,474         301,046 (3)    332,793         282,678       185,243

Total assets                            1,038,312         886,159 (3)    580,613         485,431       324,175

Long-term debt                            215,294          92,258 (3)      2,431          30,110        30,126

Total shareholders' equity             $  383,954      $  318,806      $ 363,267       $ 282,162    $  193,286

Shares outstanding at end of period        32,334          31,579         30,787          30,228        15,255
- - ---------------------------------------------------------------------------------------------------------------

* Fully diluted earnings (loss) per share were anti-dilutive or not materially different from primary earnings (loss) per share.

(1) Includes a $125 million pretax restructuring charge. See Note 2 of Notes to Consolidated Financial Statements.

(2) Includes a $12.5 million pretax credit from the reversal of excess restructuring charge amounts not used. See Note 2 of Notes to Consolidated Financial Statements.

(3) Effective June 30, 1993, the Company purchased certain net assets of Tandy Corporation's personal computer business. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until fiscal 1994. See Note 2 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements.

(In thousands, except per share amounts)
RESULTS OF OPERATIONS                                 1994        CHANGE           1993      CHANGE          1992
- - ------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 2,367,274           68%    $ 1,412,150         50%      $944,079
Gross profit                                   $   381,333           33%    $   285,698         (3%)     $293,260
    Percentage of net sales                           16.1%                        20.2%                     31.1%
Operating expenses (excluding
 restructuring costs)                          $   307,152           36%    $   225,276         15%      $195,734
    Percentage of net sales                           13.0%                        16.0%                     20.7%
Restructuring charges (credit)                 $   (12,500)                 $   125,000                  $      -
    Percentage of net sales                           (0.5%)                        8.9%                        -
Net income (loss)                              $    53,501          200%    $   (53,738)      (178%)     $ 68,504
Net income (loss) per share, fully diluted     $      1.59          192%    $     (1.72)      (180%)     $   2.16

NET SALES

     Net sales increased to $2.367 billion in fiscal year 1994 from $1.412 billion in fiscal year 1993 and $944 million in fiscal year 1992. These increases in revenues were due to strong worldwide demand for the Company's desktop and notebook computer systems. In fiscal 1994, the Company's worldwide unit shipments increased 78% to 1.432 million, compared with a 69% increase in unit volume for fiscal 1993. The Company's unit volume growth rate exceeded its sales growth rate as a result of pricing actions undertaken by the Company due to continuing industrywide competitive pricing pressures. Price competition continues to have a significant impact on prices of the Company's products, especially those aimed at the consumer market, and additional pricing actions may occur as the Company attempts to maintain its competitive mix of price and performance characteristics. Going forward, the Company anticipates continued industrywide competitive pricing and promotional actions. The Company's net sales (expressed in U.S. dollars) were also reduced by 2.7%, 1.3% and .7% in fiscal 1994, 1993 and 1992, respectively, due to fluctuations in the average value of the U.S. dollar relative to its average value in the comparable periods of the prior years.

     Revenues from desktop system products increased 56% to $1.5 billion in fiscal 1994 from $967 million in fiscal 1993, compared with an increase of 60% in fiscal 1993. Major contributors to the improved year-over-year revenue performance were the Company's 486-based desktop systems including the Advantage! 486SX, 486/66, the Bravo 486SX/25, 486/33, 486/66D, and the entire Premmia 486 product line. Revenues from sales to Tandy's retail operations and the acquired GRiD and Victor product lines also contributed to the Company's fiscal 1994 desktop revenue growth. Sales of the Company's 80386 systems, reflecting the continuing shift in demand toward higher performance 486-based systems, declined 58% to $90 million in fiscal 1994, compared to a decline of 42% in fiscal 1993.

     Revenues from the Company's notebook computer products increased and represented 22%, 21% and 24% of net sales for fiscal 1994, 1993 and 1992, respectively. The Company's notebook computer product revenues rose 79% to $519 million in fiscal 1994 from $290 million in fiscal 1993, compared to an increase of 28% in fiscal 1993 over fiscal 1992. The increase in net sales of notebook computers reflects a 74% increase in unit shipments to 268,000 in fiscal 1994 over 154,000 in the same prior year period and a 52% unit volume increase in fiscal 1993 over fiscal 1992. Fiscal 1994 notebook systems sales growth occurred in all key notebook product lines including the Bravo, the Advantage! Explorer, and the PowerExec notebook computer lines. In addition, revenues from sales to the Company's OEM customers contributed to the Company's fiscal 1994 notebook revenue growth.

     North American revenues (including Canada) increased 83% to $1.517 billion in fiscal year 1994 compared with an increase of 56% in fiscal 1993 over 1992. The continued revenue growth was the result of strong unit sales of the Company's desktop and portable computer systems within each of the Company's North American distribution channels, including independent resellers, dealers, national distributors, original equipment manufacturers ("OEMs"), U.S. Government approved dealers and consumer retailers. While revenue growth occurred in each channel, fiscal 1994 sales to the consumer retail channel, which includes fiscal 1994 sales made to Tandy's retail operations, rose 218% over the prior year. Fiscal 1993 consumer retail channel sales rose 436% above fiscal 1992 as fiscal 1993 represented the first complete year of Company sales into this new channel. The consumer retail channel, including consumer electronics, office and computer superstores, increased to 32% of total fiscal 1994 North American revenues versus 19% in fiscal 1993 and 5% in fiscal 1992. The substantial fiscal 1994 revenue growth within this channel was due largely to the growing popularity of computer superstores. Sales into this channel, however, are cyclical with the strongest demand occurring in third and fourth calendar quarters. As this channel continues to grow, the Company anticipates a corresponding seasonal impact on the Company's net sales.

     International revenues grew 46% to $850 million in fiscal 1994 from $582 million in fiscal 1993, compared to a 42% growth rate in fiscal 1993 over fiscal 1992. International revenues represented 36%, 41%, and 44% of net sales in fiscal 1994, 1993 and 1992, respectively. European revenues increased 79% over the prior year, compared with 45% in fiscal 1993 over 1992. The United Kingdom and Sweden continued to be major contributors of total European revenues with significant fiscal 1994 revenue growth also occurring in France, Italy and Switzerland. During fiscal 1994, the Company further expanded its presence within Europe by establishing new subsidiaries in Denmark, Ireland and Norway. The Company's Scotland facility, which was acquired as part of AST's purchase of Tandy Corporation's personal computer operations, terminated operations in the fourth quarter of fiscal 1994.

     Revenues from the Company's Pacific Rim region, which includes Australia, the People's Republic of China ("PRC"), Hong Kong, Japan, Malaysia, New Zealand, Singapore and Taiwan, combined to contribute to a 9% increase in fiscal 1994 sales, compared with a 34% increase in fiscal 1993 sales over 1992. The decline in fiscal 1994 growth rate was attributable to significantly increased competition within this region of the world. The Company anticipates that these competitive pressures will continue. During the third quarter of fiscal 1994, the Company established a new sales and manufacturing subsidiary in Tianjin, China through a joint venture with a corporation affiliated with the Chinese government.

     A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the PRC. Sales into the PRC accounted for approximately 6% of the Company's total fiscal 1994 revenues, compared with approximately 11% and 13% in fiscal 1993 and 1992, respectively. Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as short-term fluctuations in foreign currency exchange rates, monetary controls, and changes in the PRC tax structure may also have a negative impact on the region's future sales and operating results.

     In the Company's Rest of World region, revenues increased 22% in fiscal 1994 over the prior year, compared with an increase of 60% in fiscal 1993 over 1992. These increases were due primarily to continuing growth within the Company's Middle East operations.

GROSS PROFIT

     The Company's 1994 gross profit margins of 16.1% represent a continued decline from 20.2% in fiscal 1993 and 31.1% in fiscal 1992. The downward trend in gross profit margins was primarily due to continued intense industrywide competitive pressures which have required pricing reductions at a rate faster than the Company was able to reduce costs. Also contributing to reduced gross profit margins was the increased percentage of revenues generated by the consumer retail (including sales to Tandy's retail operations) and OEM channels, which typically yield lower gross margins. Selected inventory valuation adjustments, taken in anticipation of shortening product life cycles, have also contributed to the fiscal 1994 decline in gross profit margins. The Company believes that the industry will continue to be characterized by rapid introduction of new products, rapid technological advances and product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. Lower gross margins could result in decreased liquidity and adversely affect the Company's financial position. In addition, there can be no assurance that additional inventory valuation adjustments will not be required, which, if required, would have an adverse impact on the Company's gross profit margins.

     The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar strengthens relative to other currencies, revenues from sales in those currencies converts into fewer U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing fiscal 1994 to fiscal 1993, the U.S. dollar rose substantially against nearly all European currencies. This year-to-year currency fluctuation resulted in an approximate two percentage point gross margin reduction in fiscal 1994 compared to fiscal 1993, compared to an approximate one percentage point decline in fiscal 1993 compared to fiscal 1992.

     The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal 1995. During fiscal 1994, the Company and the majority of its competitors continued to introduce new, lower-priced higher performance personal computers resulting in continued pricing pressures on both new and older technology products. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's gross margins or profitability.

OPERATING EXPENSES                                    1994        CHANGE           1993      CHANGE          1992
- - ------------------------------------------------------------------------------------------------------------------
Selling and marketing                            $ 193,053           36%      $ 141,752         18%      $120,072
Percentage of net sales                                8.2%                        10.0%                     12.7%

     While total fiscal 1994 selling and marketing spending rose by $51.3 million, it represented only 8.2% of sales compared to 10.0% in fiscal 1993 and 12.7% in fiscal 1992. Expanded worldwide sales and marketing efforts in both new and existing subsidiary locations resulted in higher payroll related expenses while increased sales levels resulted in higher sales commissions. Entry into new domestic and international markets, new product introductions, expansion of the Company's distribution channels and a greater emphasis on advertising, sales and marketing programs contributed to increased marketing promotion and cooperative advertising expenses. Additionally, the Company's continued focus on increasing brand name awareness led to an increase in media advertising expense. Part of the Company's increased fiscal 1994 selling and marketing expenses, however, was mitigated by reduced performance-based employee benefits which were accrued during fiscal 1994 and adjusted in the fourth quarter of fiscal 1994 due to reduced corporate profitability. The Company anticipates that fiscal 1995 selling and marketing expenses may increase in absolute dollars as the Company continues to expand its marketing and sales programs and focuses on continued growth in its international markets.

                                                      1994        Change           1993      Change          1992
- - ------------------------------------------------------------------------------------------------------------------
General and administrative                       $  75,241           46%      $  51,555         14%      $ 45,201
Percentage of net sales                                3.2%                         3.7%                      4.8%

     In fiscal 1994, general and administrative expenses increased in absolute dollars but declined as a percentage of net sales to 3.2% from 3.7% in fiscal 1993 and 4.8% in fiscal 1992. During fiscal 1994, the Company expanded its domestic and international operations, including those acquired through the purchase of Tandy's computer operations in Norway, Scotland and Texas, and the Company established new subsidiaries in China, Malaysia, Denmark and Ireland. Costs associated with these new facilities resulted in increased expenses for staffing, occupancy, insurance, and outside professional services. Depreciation and amortization expenses increased in fiscal 1994 due primarily to the expanded fixed asset base resulting from the acquisition and integration of Tandy's personal computer business. Part of the Company's increased fiscal 1994 general and administrative expenses, however, was mitigated by reduced performance-based employee benefits which were accrued during fiscal 1994 and adjusted in the fourth quarter of fiscal 1994 due to reduced corporate profitability. The Company anticipates that fiscal 1995 general and administrative costs may increase in absolute dollars due to possible growth and expansion into new global markets.


                                                      1994        Change           1993      Change          1992
- - ------------------------------------------------------------------------------------------------------------------
Engineering and development                      $  38,858           22%      $  31,969          5%      $ 30,461
Percentage of net sales                                1.6%                         2.3%                      3.2%

     Engineering and development costs increased in absolute dollars due to net additions to the Company's engineering staff and higher costs for engineering materials as the Company continues to invest in the development of new products and in enhancements to existing products. Engineering and development expenditures as a percentage of sales have continued to decrease since fiscal 1992 as a result of revenue growth during fiscal 1993 and 1994. Products introduced in fiscal 1994 included additions to the Advantage!, Bravo, Premmia, PowerExec, and Manhattan SMP product lines and the Ascentia 900N notebook computer.

     The personal computer industry is characterized by increasingly rapid product life cycles. Accordingly, timely development of new and enhanced products with favorable price/performance features are critical to the Company's future growth and competitive position in the marketplace. Therefore, the Company remains committed to continue its investment in research and development activities and anticipates that fiscal 1995 engineering and development spending may increase in absolute dollars. There can be no assurance that the Company's products will continue to be commercially successful or technically advanced, or that it will be able to deliver commercial quantities of new products in a timely manner.

                                                      1994        Change           1993      Change          1992
- - ------------------------------------------------------------------------------------------------------------------
Restructuring charges (credits)                  $ (12,500)            -      $ 125,000           -             -
Percentage of net sales                               (0.5%)                        8.9%                        -

     In the fourth quarter of fiscal 1993 and in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations, the Company recorded a pretax restructuring charge of $125 million. The estimated restructuring costs included $68 million in asset write-downs and $57 million in estimated future cash expenditures. The charge reflected estimated expenses to combine and restructure the Company's existing worldwide manufacturing capacity ($34 million), as well as its marketing, engineering, distribution, sales, and service operations ($41 million). Also included within the restructuring charge were selected inventory valuation adjustments ($33 million) necessary to realign existing AST product lines in relation to the acquired Tandy/GRiD and Victor products and to curtail production of certain AST product offerings as a result of competing Tandy/GRiD product lines. These estimated restructuring costs represented the Company's best assessment of the proposed restructuring plans; however, the Company expected that some of these original plans would be revised as the Company continued to identify the best means of achieving reductions in its cost structure.

     During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company's manufacturing operations were realigned to integrate the combined operations along product and geographic boundaries and included the shift of nearly all the Americas desktop production to Texas and the establishment of a new European manufacturing, distribution and service operation in Limerick, Ireland. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in connection with establishing the new Ireland facilities. The Company also realigned its engineering and marketing organizations into strategic business units in order to improve the Company's ability to provide dedicated focus on each of its key product groups: desktops, servers and notebooks. During the first and second fiscal quarters, the Company focused its efforts on integrating its existing product lines with those of the acquired Tandy/GRiD operations, resulting in price realignments of existing AST products as well as the acceleration of certain AST end-of-life product cycles caused primarily by the introduction of the newly acquired Tandy/GRiD products.

     The Company established the restructuring reserve as a result of the Tandy acquisitions and incurred costs related to the impact of the acquisitions on AST's existing operations and the resulting requirement to realign the new and larger combined Company's operations. These costs included asset write-downs, provisions and cash expenditures. Furthermore, the Company used its restructuring provisions for activities that were either identifiable with the restructuring plan or that could be reasonably estimated in accordance with provisions of Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies."

     In the fourth quarter of fiscal 1994, after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual, the Company determined that the total restructuring cost estimate could be lowered. As a result, the Company took a fourth quarter restructuring credit in the amount of $12.5 million, or ten percent of the original $125 million charge taken in the comparable prior year fourth quarter. At July 2, 1994, the Company continues to hold approximately $15 million in accrued restructuring provisions for the final restructuring activities, which the Company expects to be completed during the first half of fiscal 1995. The Company expects most of these costs to represent future cash expenditures to be incurred to further combine and restructure existing worldwide manufacturing and distribution capacity.

     The Company believes that its fiscal 1994 restructuring activities were necessary in order to redeploy and reorganize its worldwide operations after the June 1993 acquisition of Tandy Corporation's personal computer operations. No assurances can be given that the restructuring actions will be successful or that similar actions will not be required in the future.

OTHER INCOME AND EXPENSE                              1994        CHANGE           1993      CHANGE          1992
- - ------------------------------------------------------------------------------------------------------------------
Interest and other income (expense), net           $(7,677)     (1,063%)         $(660)       (124%)       $2,758

     In fiscal 1994, the Company had net interest expense of $7.8 million compared to net interest income of $2.1 million in fiscal 1993 and $4.6 million in fiscal 1992. Interest expense increased as a result of the note payable to Tandy Corporation issued in July 1993, the Liquid Yield Option Notes issued in December 1993, and increased utilization of the Company's bank credit facilities during the first six months of fiscal 1994.

     In fiscal 1994, the Company recognized net other income of $.1 million compared to net other expense of $2.7 million in fiscal 1993 and $1.8 million in fiscal 1992. The fiscal 1994 reversal was attributable to the one-time revenues received from the completion of the sale of the Company's Hong Kong manufacturing facility in June 1994, which resulted in a pretax gain of $4.3 million. This amount was partially offset by an increase in the cost of hedging certain foreign currency exposures due to increases in the outstanding dollar amounts of forward exchange contracts. Other expenses relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

PROVISION (BENEFIT) FOR INCOME TAXES                  1994        CHANGE           1993      CHANGE          1992
- - ------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes               $25,503          322%      $(11,500)       (136%)      $31,780
Effective tax rate                                    32.3%                      (17.6%)                     31.7%

     In fiscal 1994, 1993 and 1992, the Company recorded an effective income tax provision (benefit) of 32.3%, (17.6%) and 31.7%, respectively. The decrease in the 1993 effective tax rate was due primarily to the Company's inability to provide tax benefit on a portion of the Company's fiscal 1993 restructure charge. The increase in the 1994 tax rate is attributable to the one percent increase in the federal income tax rate and changes in the proportion of income earned within various taxing jurisdictions.

     During fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). The adoption did not have a material effect on the net loss that was previously reported for fiscal 1993. In accordance with SFAS 109, the Company recorded total deferred tax assets of $78 million and $83 million, and total deferred tax liabilities of $4 million and $2 million at July 2, 1994 and July 3, 1993, respectively. Realization of the deferred tax assets, which primarily relate to inventory reserves, restructuring reserves, other accrued liabilities and foreign net operating loss carryforwards, is in part dependent on future earnings from new and existing products. The timing and amount of these future earnings may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." In recognition thereof, the Company has established a deferred tax asset valuation reserve of $35 million and $33 million at July 2, 1994 and July 3, 1993, respectively.

ACQUISITIONS

     In the fourth quarter of fiscal 1993, the Company acquired certain assets and assumed certain liabilities relating to Tandy Corporation's personal computer manufacturing operations and the GRiD North American and European sales divisions. On September 1, 1993, the Company also purchased certain assets and assumed certain liabilities of Tandy/GRiD France. Assets acquired in the fiscal 1993 fourth quarter purchase included four manufacturing facilities, three of which were located in Fort Worth, Texas and one in East Kilbride, Scotland. Other tangible assets acquired consisted primarily of inventory and property, plant and equipment. As part of the purchase agreement, the Company also received the right to supply personal computers to Tandy's Radio Shack, Computer City and Incredible Universe retail operations under a three-year supply agreement. The total purchase price (including Tandy/GRiD France) was $111.7 million and included a cash payment of $15 million and a three-year promissory note in the principal amount of $96.7 million.

     The preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired (goodwill) was $20 million relating to valuation adjustments to inventory ($15 million) and certain accrued liabilities ($5 million). During fiscal 1994, the Company refined the fair value estimates of the assets acquired and liabilities assumed and, as a result, increased the recorded goodwill by $45 million to $65 million. The increase in goodwill is comprised of valuation adjustments to inventory, other assets and certain accrued liabilities of $33.6 million, $5 million and $6.4 million, respectively. The Company's original assessment of fair value was predicated on integrating the acquired Tandy/GRiD and Victor product lines within the Company's existing product offerings. During the first and second quarters of fiscal 1994, the Company focused its efforts on integrating its existing product lines with the acquired Tandy/GRiD and Victor product lines. Beginning in the third quarter of fiscal 1994, the Company commenced a reassessment of the GRiD product line and product capabilities, the current and future customer prospects for GRiD products and the costs involved in continuing the GRiD brand name. Based upon this review, the Company decided in the fourth quarter of fiscal 1994, to alter its product line integration strategy to eventually discontinue all manufacturing, marketing and sales efforts related to the acquired GRiD product line. As a result of terminating this product line, the Company reassessed the fair value of the related inventory originally acquired from Tandy.

     The acquisitions have been accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired have been included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of operations include the revenues and expenses of the acquired businesses after the effective dates of the respective transactions.

LIQUIDITY AND CAPITAL RESOURCES                                     1994           1993           1992
- - -------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                     $  153,118     $  121,600     $   87,874
Short-term investments                                                 -              -     $   52,831
Working capital                                               $  434,474     $  301,046     $  332,793
Cash provided by (used in):
   Operating activities                                       $  (40,260)    $  (68,418)    $   32,193
   Investing activities                                       $  (35,856)    $   32,523     $  (69,100)
   Financing activities                                       $  107,798     $   63,010     $  (25,653)

     Increased July 2, 1994 cash and cash equivalents were due primarily to the December 1993 Liquid Yield Option Note issuance in which the Company raised $111.7 million. The increase in working capital is due primarily to increased accounts receivable levels which were consistent with the higher sales levels achieved in fiscal 1994.

     In fiscal 1994, net cash used in operating activities declined to $40.3 million from $68.4 million in fiscal 1993. This decline was due primarily to increased operating profit and lower inventory levels. Improvement in cash flow from operations in fiscal 1995 will depend on the Company's ability to improve profit levels and further reduce inventory levels.

     Net cash used in investing activities increased during fiscal 1994 compared with fiscal 1993, primarily due to increases in capital expenditures. Capital expenditures totaled $30.0 million in fiscal 1994 and consisted of additions to plant and engineering equipment, office furniture and fixtures, and worldwide information systems. Included in total fiscal 1994 capital additions are land and an existing manufacturing plant purchased for $4.6 million and machinery and equipment purchased for $3.0 million in Limerick, Ireland. The Company expects its fiscal 1995 capital expenditures to be consistent with those incurred in fiscal 1994.

     The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. The Company intends to fund its fiscal 1995 cash requirements through a combination of cash on hand, cash provided by operations, available borrowings under its committed revolving credit facilities and uncommitted money market lines, and possible future public or private debt and/or equity offerings. At July 2, 1994, the Company had available a $300 million unsecured committed revolving credit facility with a final maturity date of September 30, 1996. This revolving credit agreement allows the Company to borrow, subject to certain leverage and total debt restrictions, at rates based upon the bank's reference rate, or a spread of .625% over the LIBOR rate, .75% over the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At July 2, 1994, there was $45 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. The Company also had $5 million outstanding under an uncommitted money market line of credit. The Company expects that it will continue to incur short-term borrowings from time to time in order to finance working capital and capital expenditure requirements. The Company also has various additional letter of credit facilities and uncommitted money market credit facilities available for use by the Company and its subsidiaries.

     On August 31, 1994, the Company announced that it expects its first quarter fiscal 1995 revenues to be flat relative to the first quarter of fiscal 1994, which was $514 million, and down from the previous fourth quarter fiscal 1994 revenue of $585 million. This shortfall in expected sales volume and lower gross margins will result in a net loss for the first quarter of fiscal 1995. Depending on the size of the projected loss for the first quarter of fiscal 1995, the Company then could be in default of specific financial covenants in its committed $300 million revolving credit facility. The Company is currently in negotiations with the bank participants in the revolving credit facility and expects to have a waiver of certain financial covenants in place prior to any event of default occurring. The Company currently has no reason to believe that it will not be able to negotiate waivers to cure any potential defaults under its revolving credit facility due to the expected loss for the first quarter of fiscal 1995; however, no assurance can be given that such waivers will be obtained.

     In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due the first year was paid on July 11, 1994 at an initial rate of 3.75% per annum. The interest rate has been adjusted to 4.94% per annum, effective July 11, 1994 and will be adjusted once more on July 11, 1995 to the lower of either 5% or the "lowest three month rate" within the meaning of
Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. There are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note.

     Net cash provided by financing activities increased during fiscal 1994 compared with fiscal 1993 and 1992, mainly because of proceeds received in connection with the issuance of the Liquid Yield Option Notes ("LYONs"). On December 14, 1993, the Company issued $315 million par value of LYONs due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time.

     The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. The Company utilizes a limited hedging strategy which includes the use of foreign currency borrowings, netting of foreign currency assets and liabilities as well as forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with its subsidiaries' monetary assets and liabilities held in foreign currencies. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statements of operations. The Company held forward exchange contracts with a face value of approximately $143.0 million at July 2, 1994 and $57.5 million at July 3, 1993, which approximates the Company's net monetary asset exposure to foreign currency fluctuations at those respective dates. Unrealized losses associated with these forward contracts totaling $4.8 million at July 2, 1994 and unrealized gains totaling $1.1 million at July 3, 1993, are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings totaled $3.8 million at July 2, 1994 and $9.1 million at July 3, 1993.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the availability and cost of components, the Company's ability to timely develop and produce commercially viable products, the Company's ability to manage expense levels in response to decreasing gross profit margins, the continued financial strength of the Company's dealers and distributors, the Company's ability to accurately anticipate customer demand, and the Company's ability to successfully complete the integration of the acquired Tandy/GRiD operations into the Company's business model.

     The Company's future success is highly dependent upon its ability to continue to timely develop and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will continue to be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner, or that such products will receive favorable market acceptance. The Company regularly introduces new products designed to replace existing products. While the Company closely monitors new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales and profitability. In addition, if the Company is unable to accurately anticipate the customer demand shift from 486-based systems to systems utilizing Pentium processors, the life cycles of the Company's 486-based systems could be shortened which may result in inventory valuation reserves and could have a material adverse effect on the Company's net sales and profitability.

     Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as Dynamic Random Access Memories and high quality liquid crystal display screens. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. While the Company is working with its suppliers to minimize component part shortages, there can be no assurance that future disruptions in delivery of components will not occur. Should delays or shortages occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

     The Company participates in a highly volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, rapid technological advances, and industrywide competition resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions during fiscal 1995. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

     Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. There can be no assurance that the Company will not experience rates of return or price protection adjustments that could have a material adverse impact on the Company's net sales and profitability in the future.

     The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the acquisition of manufacturing facilities both in the PRC and Ireland, production capacity should be sufficient to support anticipated increases in unit volumes. The Company also expects to increase inventory levels to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations. Additionally, if the Company is unable to timely ramp up its manufacturing operations in Texas and Ireland, it could adversely impact the Company's net sales, gross profit and profitability.

     The Company's overall operating income varies within each geographic region. Historically, the Company's North/Latin Americas and Pacific Rim regions have made the primary contributions to the Company's profitability. Therefore, should the Company experience significant revenue and/or profitability declines in either region, this could significantly impact the Company's overall net sales and profitability.

     The Company's international operations are affected by foreign currency fluctuations. The financial statements of the Company's foreign subsidiaries are remeasured into the United States dollar functional currency for consolidated reporting purposes. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated results of operations. The Company attempts to minimize the impact of these remeasurement gains and losses by adhering to a hedging strategy utilizing forward exchange contracts and, to a lesser extent, foreign currency borrowings. The Company's exposure to currency fluctuations will continue to increase as a result of the expansion of its international operations. Significant fluctuations in currency values could have an adverse effect on the Company's net sales, gross margins and profitability.

     The Company's international operations may also be affected by changes in United States trade relationships and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Any significant change in United States trade relations or the economic stability of foreign locations in which the Company sells its products could have an adverse effect on the Company's net sales and profitability.

     The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company may be notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computers will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent, however, there can be no assurance that such claims will not occur and, if successful, would not have a material adverse effect on the Company's business operations and profitability.


     The Company continued to broaden its product distribution into new geographic locations and new sales channels. Certain of the Company's sales were to newly appointed resellers and new locations for sale of the Company's products. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including distributors, electronics superstores, and other mass merchandise stores, requires the Company to increase its geographic presence and to provide direct sales and support interface with customers. There can be no assurance, however, that this distribution strategy will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved without significantly increasing overall expenses. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will increase in fiscal 1995, a reduction in this growth could affect sales and profitability.

     The Company's primary means of distribution remains third-party computer resellers and consumer channels. While the Company continuously monitors and manages the credit it extends to resellers to limit its credit risk, the Company's business could be adversely affected in the event that the generally weak financial condition of third-party computer resellers worsens. In the event of the financial failure of a major reseller, the Company would experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable.

     The Company's corporate headquarters facility, at which the majority of its research and development activities are conducted, and certain manufacturing operations are located near major earthquake faults which have experienced earthquakes in the past. While the Company does carry insurance at levels management believes is prudent, in the event of a major earthquake affecting one or more of the Company's facilities, it is likely that insurance proceeds would not cover all of the costs incurred and, therefore, the operations and operating results of the Company could be adversely affected.

     Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in the highly dynamic personal computer industry often results in significant volatility in the Company's common stock price.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements:

      Report of Independent Auditors.
      Consolidated Balance Sheets at July 2, 1994 and July 3, 1993. Consolidated Statements of Operations for the years ended July 2, 1994,
        July 3, 1993 and June 27, 1992.
      Consolidated Statements of Shareholders' Equity for the years ended July
        2, 1994, July 3, 1993 and June 27, 1992.
      Consolidated Statements of Cash Flows for the years ended July 2, 1994,
        July 3, 1993 and June 27, 1992.
      Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.






                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
AST Research, Inc.


     We have audited the accompanying consolidated balance sheets of AST Research, Inc. as of July 2, 1994 and July 3, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 2, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AST Research, Inc. at July 2, 1994 and July 3, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 1994, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                             Ernst & Young LLP




Orange County, California
July 26, 1994


                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

- - ----------------------------------------------------------------------------------------------------------
                                                                     July 2,                    July 3,
(In thousands, except share amounts)                                   1994                       1993
- - ----------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                                     $   153,118                  $ 121,600
   Accounts receivable, net of allowance for
     doubtful accounts of $17,564 ($11,671 in 1993)                  326,057                    236,020
   Inventories                                                       333,729                    342,307
   Deferred income taxes                                              43,266                     46,058
   Other current assets                                                9,797                     15,230
- - ----------------------------------------------------------------------------------------------------------
        Total current assets                                         865,967                    761,215
 Property and equipment                                              159,530                    134,422
 Accumulated depreciation and amortization                           (56,089)                   (39,500)
- - ----------------------------------------------------------------------------------------------------------
 Net property and equipment                                          103,441                     94,922
 Goodwill, net of accumulated amortization
   of $4,387 ($606 in 1993)                                           61,912                     20,693
 Other assets                                                          6,992                      9,329
- - ----------------------------------------------------------------------------------------------------------
                                                                 $ 1,038,312                  $ 886,159
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                         $    50,000                  $  59,217
   Accounts payable                                                  209,579                    157,996
   Accrued salaries, wages and employee benefits                      21,465                     19,042
   Other accrued liabilities                                         112,096                    178,835
   Income taxes payable                                               37,955                     44,832
   Current portion of long-term debt                                     398                        247
- - ----------------------------------------------------------------------------------------------------------
        Total current liabilities                                    431,493                    460,169
 Long-term debt                                                      215,294                     92,258
 Deferred income taxes and other non-current liabilities               7,571                     14,926

 Commitments and contingencies

 Shareholders' equity:
   Common stock, par value $.01; 70,000,000 shares
     authorized, 32,333,750 shares issued and
     outstanding in 1994 (31,579,115 in 1993)                            323                        316
   Additional capital                                                141,424                    129,784
   Retained earnings                                                 242,207                    188,706
- - ----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   383,954                    318,806
- - ----------------------------------------------------------------------------------------------------------
                                                                 $ 1,038,312                  $ 886,159
==========================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

- - --------------------------------------------------------------------------------------------------------------
                                                                             Fiscal Year
                                                                   ----------------------------------------
(In thousands, except per share amounts)                           1994             1993               1992
- - --------------------------------------------------------------------------------------------------------------
Net sales                                                    $  2,367,274     $  1,412,150        $  944,079

Cost of sales                                                   1,985,941        1,126,452           650,819
- - --------------------------------------------------------------------------------------------------------------
Gross profit                                                      381,333          285,698           293,260

Selling and marketing expenses                                    193,053          141,752           120,072
General and administrative expenses                                75,241           51,555            45,201
Engineering and development expenses                               38,858           31,969            30,461
Restructuring charge (credit)                                     (12,500)         125,000                 -
- - --------------------------------------------------------------------------------------------------------------
Total operating expenses                                          294,652          350,276           195,734
- - --------------------------------------------------------------------------------------------------------------
Operating income (loss)                                            86,681          (64,578)           97,526

Interest income                                                     2,125            3,341             7,009
Interest expense                                                   (9,937)          (1,269)           (2,439)
Other income (expense), net                                           135           (2,732)           (1,812)
- - --------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  79,004          (65,238)          100,284

Provision (benefit) for income taxes                               25,503          (11,500)           31,780
- - --------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $     53,501     $    (53,738)        $  68,504
==============================================================================================================
Net income (loss) per share:
   Primary                                                   $       1.64     $      (1.72)        $    2.16
   Fully diluted                                             $       1.59     $      (1.72)        $    2.16
==============================================================================================================
Shares used in computing net income
  (loss) per share:
   Primary                                                         32,548           31,289            31,758
   Fully diluted                                                   34,866           31,289            31,774
==============================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

- - -------------------------------------------------------------------------------------------------------------
                                                           Common Stock            Additional       Retained
(In thousands)                                       Shares           Amount        Capital         Earnings
- - -------------------------------------------------------------------------------------------------------------
Balance at June 28, 1991                             30,228             $302       $107,920         $173,940
   Exercise of stock options                            607                6          2,771                -
   Tax benefit related to employee stock options          -                -          9,042                -
   Vesting of restricted stock                            -                -            782                -
   Cancellation of restricted stock                     (48)               -              -                -
   Net income                                             -                -              -           68,504
- - -------------------------------------------------------------------------------------------------------------
Balance at June 27, 1992                             30,787              308        120,515          242,444
   Exercise of stock options                            867                9          4,939                -
   Tax benefit related to employee stock options          -                -          3,980                -
   Vesting of restricted stock                            -                -            450                -
   Cancellation of restricted stock                     (75)              (1)          (100)               -
   Net loss                                               -                -              -          (53,738)
- - --------------------------------------------------------------------------------------------------------------
Balance at July 3, 1993                              31,579              316        129,784          188,706
   Exercise of stock options and warrants               755                7          9,554                -
   Tax benefit related to employee stock options          -                -          1,823                -
   Vesting of restricted stock                            -                -            263                -
   Net income                                             -                -              -           53,501
- - -------------------------------------------------------------------------------------------------------------
Balance at July 2, 1994                              32,334             $323       $141,424         $242,207
=============================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Fiscal Year
- - -------------------------------------------------------------------------------------------------------------
(In thousands)                                                       1994             1993             1992
- - -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                               $  2,274,978      $  1,322,831      $  906,319
   Cash paid to suppliers and employees                         (2,294,380)       (1,373,528)       (846,023)
   Interest received                                                 2,052             4,583           6,388
   Interest paid                                                    (3,149)           (1,373)         (2,610)
   Income tax refunds received                                       1,989                 -               -
   Income taxes paid                                               (22,210)          (13,008)        (29,405)
   Other cash received (paid)                                          460            (7,923)         (2,476)
- - -------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities          (40,260)          (68,418)         32,193

Cash flows from investing activities:
   Purchases of short-term investments                                   -           (35,155)       (120,566)
   Proceeds from short-term investments                                  -            87,986          67,735
   Payment related to Tandy/GRiD acquisition                       (15,000)                -               -
   Purchases of capital equipment                                  (30,045)          (20,894)        (17,811)
   Proceeds from disposition of capital equipment                   10,673             1,146           1,923
   Purchases of other assets                                        (1,484)             (560)           (381)
- - -------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities          (35,856)           32,523         (69,100)

Cash flows from financing activities:
   Short-term borrowings, net                                       (9,217)           58,417               -
   Repayment of long-term debt                                        (520)             (355)        (28,430)
   Proceeds from issuance of long-term debt                        107,974                 -               -
   Proceeds from issuance of common stock                            9,561             4,948           2,777
- - -------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities          107,798            63,010         (25,653)

Effect of exchange rate changes on cash and cash equivalents          (164)            6,611          (2,871)
- - -------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                31,518            33,726         (65,431)

Cash and cash equivalents at beginning of year                     121,600            87,874         153,305
- - -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $    153,118      $    121,600      $   87,874
=============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                              Fiscal Year
- - -------------------------------------------------------------------------------------------------------------
(In thousands)                                                       1994             1993             1992
- - -------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income (loss)                                                $   53,501       $  (53,738)      $  68,504
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                     26,769           13,222          11,793
   Provision (benefit) for deferred income taxes                      8,983          (55,438)          1,499
   Gain on sale of capital equipment                                 (4,286)               -               -
Change in operating assets and liabilities, net
  of effects of acquisition:
   Accounts receivable                                              (86,290)         (97,059)        (37,164)
   Inventories                                                      (19,808)         (59,809)        (54,367)
   Other current assets                                               3,317             (552)         (4,985)
   Accounts payable and accrued expenses                            (14,093)         137,496          42,862
   Income taxes payable                                              (6,877)          28,230          (7,757)
   Other current liabilities                                         (3,573)          19,785           9,850
Exchange (gains) losses                                               2,097             (555)          1,958
- - -------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities        $  (40,260)      $  (68,418)      $  32,193
=============================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy
   Corporation's personal computer operations effective
   June 30, 1993. In addition, the Company purchased certain assets relating to Tandy/GRiD France's personal computer operations effective September 1, 1993. In conjunction with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                 $   16,571       $ 151,000
   Note payable and cash due Tandy                                   (6,720)       (105,000)
- - -------------------------------------------------------------------------------------------------------------
   Liabilities assumed                                           $    9,851       $  46,000
=============================================================================================================
Tax benefit of employee stock options                            $    1,823       $   3,980        $   9,042
=============================================================================================================

                             See accompanying notes.


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The accompanying consolidated financial statements include the accounts of AST Research, Inc. (the "Company") and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
     The Company operates within a conventional 52/53 week accounting fiscal year. The Company's fiscal year ends on the Saturday closest to June 30th, with the exception of certain foreign subsidiaries which operate on a June 30th fiscal year end. The fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992 included 52, 53 and 52 weeks, respectively.

Business
     The Company designs, manufactures, markets, services and supports a broad line of personal computers, including desktop, server, and notebook systems marketed under the Advantage!, Ascentia, Bravo, Premmia and Manhattan SMP brand names.

Cash and Cash Equivalents
     Cash and cash equivalents generally consist of cash, certificates of deposit, time deposits, commercial paper, money market preferred stocks, short-term government obligations and other money market instruments. The Company invests its excess cash in deposits with major international banks, in government securities and money market securities of investment grade companies from a variety of industries and, therefore, bears minimal risk. These securities have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Inventories
     Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

- - ------------------------------------------------------------------------------------------------
             Buildings                                                                 40 years
             Machinery and equipment                                                  3-5 years
             Furniture and fixtures                                                   3-5 years
             Leasehold improvements           Shorter of 5 years or remaining term of the lease
- - ------------------------------------------------------------------------------------------------

Goodwill
     Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Total amortization of goodwill recorded for fiscal years 1994, 1993 and 1992 was $3.8 million, $.1 million and $.1 million, respectively. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

Revenue Recognition
     The Company recognizes revenue from product sales at the time of shipment. The Company has established programs which, under specified conditions, provide price protection rights and/or enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty Costs
     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Other accrued liabilities" in the accompanying consolidated balance sheets.

Engineering and Development
     Engineering and development costs are expensed as incurred. Substantially all engineering and development expenses are related to developing new products and designing significant improvements to existing products.

Deferred Grants
     During fiscal 1994, the Company secured various grants from the Industrial Development Authority of the Republic of Ireland. These grants include employment, training and capital grants and extend through December 1996. Employment grants are amortized into income over a period of one year. Employee training grants are recognized in income in the period in which the training costs are incurred by the Company. Grants for the acquisition of property and equipment are deferred and recognized in income on the same basis as the related property and equipment is depreciated. During fiscal 1994, the Company recorded approximately $5.1 million in grant funds received or receivable and at July 2, 1994, $4.5 million of this amount remains as a deferred credit and is included in "Other accrued liabilities" in the accompanying consolidated balance sheet.

     The Company has a ten year contingent liability to repay, in whole or in part, grants received under certain circumstances pursuant to the Capital and Employment Grant Agreements which began February 1994. In addition, the Company has a five year contingent liability under the Employment Grant Agreement from date of first payment to repay employment grants paid in respect to any job if such job remains vacant for a period in excess of six calendar months. At July 2, 1994, the Company also has a one million Irish pounds (U.S. $1.5 million) ten year contingent liability related to the purchase of the manufacturing facility which began in November 1993 and is payable in the event that the Company terminates operations in Ireland.

Foreign Currency
     The financial statements of the Company's foreign subsidiaries are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates which approximate the rates in effect on the transaction dates. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated statements of operations.

     The Company utilizes forward exchange contracts and local currency borrowings to hedge its exposure to exchange rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently in income, and any premium or discount is recognized over the life of the contract. The Company held forward exchange contracts maturing at various dates through January 1995 with a face value of approximately $143.0 million at July 2, 1994 and $57.5 million at July 3, 1993. Unrealized losses associated with these forward contracts aggregating $4.8 million at July 2, 1994 and unrealized gains aggregating $1.1 million at July 3, 1993 are included in the Company's consolidated statements of operations for those periods. For the years ended July 2, 1994, July 3, 1993 and June 27, 1992, a net foreign currency transaction loss of $2,097,000, gain of $555,000 and loss of $1,958,000, respectively, is included in the caption "Other expense, net" in the accompanying consolidated statements of operations.



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
     The provision (benefit) for income taxes is computed on the pretax income
(loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. Incremental United States income taxes have not been provided on $198 million of cumulative undistributed earnings of the Company's foreign subsidiaries. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

     During fiscal 1993, the Company elected the early adoption of the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). This change had no material effect on the net loss previously reported in fiscal 1993.

Per Share Information
     Primary earnings (loss) per common share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The fully diluted per share calculation assumes, in addition to the above, (i) that the Company's Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, and (ii) the potential additional dilutive effect of stock options.

Capital Stock
     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. No charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

Reclassification
     Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE 2.  ACQUISITIONS AND RESTRUCTURING

Acquisitions
     In the fourth quarter of fiscal 1993, the Company acquired certain assets and assumed certain liabilities relating to Tandy Corporation's personal computer manufacturing operations and the GRiD North American and European sales divisions. On September 1, 1993, the Company also purchased certain assets and assumed certain liabilities of Tandy/GRiD France. Assets acquired in the fiscal 1993 fourth quarter purchase included four manufacturing facilities, three of which were located in Fort Worth, Texas and one in East Kilbride, Scotland. Other tangible assets acquired consisted primarily of inventory and property, plant and equipment. As part of the purchase agreement, the Company also received the right to supply personal computers to Tandy's Radio Shack, Computer City and Incredible Universe retail operations under a three-year supply agreement. The total purchase price (including Tandy/GRiD France) was $111.7 million and included a cash payment of $15 million and a three-year promissory note in the principal amount of $96.7 million.

     The preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired (goodwill) was $20 million relating to valuation adjustments to inventory ($15 million) and certain accrued liabilities ($5 million). During fiscal 1994, the Company refined the fair value estimates of the assets acquired and liabilities assumed and, as a result, increased the recorded goodwill by $45 million to $65 million. The increase in goodwill is comprised of valuation adjustments to inventory, other assets and certain accrued liabilities of $33.6 million, $5

NOTE 2.  ACQUISITIONS AND RESTRUCTURING (CONTINUED)

million and $6.4 million, respectively. The Company's original assessment of fair value was predicated on integrating the acquired Tandy/GRiD and Victor product lines within the Company's existing product offerings. During the first and second quarters of fiscal 1994, the Company focused its efforts on integrating its existing product lines with the acquired Tandy/GRiD and Victor product lines. Beginning in the third quarter of fiscal 1994, the Company commenced a reassessment of the GRiD product line and product capabilities, the current and future customer prospects for GRiD products and the costs involved in continuing the GRiD brand name. Based upon this review, the Company decided in the fourth quarter of fiscal 1994, to alter its product line integration strategy to eventually discontinue all manufacturing, marketing and sales efforts related to the acquired GRiD product line. As a result of terminating this product line, the Company reassessed the fair value of the related inventory originally acquired from Tandy.

     The acquisitions have been accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired have been included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of operations include the revenues and expenses of the acquired businesses after the effective dates of the respective transactions.

Supplemental Pro Forma Results of Operations (Unaudited)
     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of results which may occur in the future.

- - -----------------------------------------------------------------------------------------------------------------
                                                                                                         1993
- - -----------------------------------------------------------------------------------------------------------------
Net sales                                                                                           $  1,982,511
Net loss                                                                                            $    (41,440)
Net loss per share                                                                                  $      (1.32)
- - -----------------------------------------------------------------------------------------------------------------

     Adjustments made in arriving at pro forma unaudited results of operations include the elimination of sales transactions between the Company and acquired operations, reduction of payroll expenses, increased interest expense on acquisition debt, amortization of goodwill and related tax adjustments. Pro forma 1993 net loss excludes restructuring charges and a loss recognized by Tandy associated with the sale of assets to AST. However, no effect has been given in the pro forma information for synergistic benefits that are expected to be realized. The pro forma results for fiscal 1994, assuming Tandy/GRiD France had been acquired at the beginning of the fiscal year, would not differ significantly from the financial information presented in the consolidated statement of operations.

Restructuring
     In the fourth quarter of fiscal 1993 and in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations, the Company recorded a pretax restructuring charge of $125 million. The estimated restructuring costs included $68 million in asset write-downs and $57 million in estimated future cash expenditures. The charge reflected estimated expenses to combine and restructure the Company's existing worldwide manufacturing capacity ($34 million), as well as its marketing, engineering, distribution, sales, and service operations ($41 million). Also included within the restructuring charge were selected inventory valuation adjustments ($33 million) necessary to realign existing AST product lines in relation to the acquired Tandy/GRiD and Victor products and to curtail production of certain AST product offerings as a result of competing Tandy/GRiD product lines. These estimated restructuring costs represented the Company's best assessment of the proposed restructuring plans; however, the Company expected that some of these original plans would be revised as the Company continued to identify the best means of achieving reductions in its cost structure.


NOTE 2.  ACQUISITIONS AND RESTRUCTURING (CONTINUED)

     During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company's manufacturing operations were realigned to integrate the combined operations along product and geographic boundaries and included the shift of nearly all the Americas desktop production to Texas and the establishment of a new European manufacturing, distribution and service operation in Limerick, Ireland. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in connection with establishing the new Ireland facilities. The Company also realigned its engineering and marketing organizations into strategic business units in order to improve the Company's ability to provide dedicated focus on each of its key product groups: desktops, servers and notebooks. During the first and second fiscal quarters, the Company focused its efforts on integrating its existing product lines with those of the acquired Tandy/GRiD operations, resulting in price realignments of existing AST products as well as the acceleration of certain AST end-of-life product cycles caused primarily by the introduction of the newly acquired Tandy/GRiD products.

     The Company established the restructuring reserve as a result of the Tandy acquisitions and incurred costs related to the impact of the acquisitions on AST's existing operations and the resulting requirement to realign the new and larger combined Company's operations. These costs included asset write-downs, provisions and cash expenditures. Furthermore, the Company used its restructuring provisions for activities that were either identifiable with the restructuring plan or that could be reasonably estimated in accordance with provisions of Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies."

     In the fourth quarter of fiscal 1994, after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual, the Company determined that the total restructuring cost estimate could be lowered. As a result, the Company took a fourth quarter restructuring credit in the amount of $12.5 million, or ten percent of the original $125 million charge taken in the comparable prior year fourth quarter. At July 2, 1994, the Company continues to hold approximately $15 million in accrued restructuring provisions for the final restructuring activities, which the Company expects to be completed during the first half of fiscal 1995. The Company expects most of these costs to represent future cash expenditures to be incurred to further combine and restructure existing worldwide manufacturing and distribution capacity.

     The Company believes that its fiscal 1994 restructuring activities were necessary in order to redeploy and reorganize its worldwide operations after the June 1993 acquisition of Tandy Corporation's personal computer operations. No assurances can be given that the restructuring actions will be successful or that similar actions will not be required in the future.

NOTE 3.  INVENTORIES

Inventories consist of the following:

- - ---------------------------------------------------------------------------------------------------------------
                                                                                     July 2,           July 3,
(In thousands)                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------------------
Purchased parts                                                                    $   99,959       $  146,565
Work in process                                                                        53,765           30,890
Finished goods                                                                        180,005          164,852
- - ---------------------------------------------------------------------------------------------------------------
Total                                                                              $  333,729       $  342,307
===============================================================================================================

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

- - ---------------------------------------------------------------------------------------------------------------
                                                                                     July 2,           July 3,
(In thousands)                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------------------
Land                                                                               $   15,729       $   12,786
Buildings                                                                              35,547           31,382
Machinery and equipment                                                                84,004           69,869
Furniture and fixtures                                                                 11,926           10,790
Leasehold improvements                                                                 12,324            9,595
- - ---------------------------------------------------------------------------------------------------------------
Total                                                                              $  159,530       $  134,422
===============================================================================================================

NOTE 5.  FINANCING ARRANGEMENTS

     At July 2, 1994, the Company had available a $300 million unsecured committed revolving credit facility with a final maturity date of September 30, 1996. This revolving credit agreement is provided by 13 major domestic and international banks and allows the Company to borrow, subject to certain leverage and total debt restrictions, at rates based upon the bank's reference rate, or a spread of .625% over the LIBOR rate, .75% over the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. The Company is required to pay a facility fee equal to .375% per annum based on the total committed amount available under the facility. The fee is payable quarterly in arrears. At July 2, 1994, there was $45.0 million outstanding as drawings under this credit facility at an interest rate of 7.25% and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable (Note 6). In addition, there was $5 million outstanding at July 2, 1994 as borrowings under an uncommitted money market line of credit available to the Company. The interest rate on this borrowing was 4.875% and there are no other fees required under this agreement. The Company also has various additional letter of credit and money market facilities available for use by the Company and its subsidiaries.

     The Company's Taiwan subsidiary has separate letter of credit facilities aggregating $2 million with a major Taiwanese bank expiring June 22, 1995. At July 2, 1994, there were no letters of credit outstanding under these facilities.

     Certain of the Company's credit facilities require that the Company maintain a minimum level of tangible net worth and certain financial ratios. At July 2, 1994, the Company was in compliance with the covenants and conditions of these credit facilities.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

- - ---------------------------------------------------------------------------------------------------------------
                                                                                    July 2,            July 3,
(In thousands)                                                                        1994               1993
- - ---------------------------------------------------------------------------------------------------------------
Liquid Yield Option Notes (zero coupon convertible subordinated notes) due
   2013, less original issue discount of $200,334, 5.25% yield to maturity       $  114,666           $      -

Promissory note payable, interest due annually at current rate
   of 4.94%, principal due July 1996                                                 96,720             90,000

Other notes payable due in various installments through April 2002                    4,306              2,505
- - ---------------------------------------------------------------------------------------------------------------
                                                                                    215,692             92,505
Less current portion of long-term debt                                                 (398)              (247)
- - ---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                   $  215,294           $ 92,258
===============================================================================================================

NOTE 6.  LONG-TERM DEBT (CONTINUED)

     On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof.

     In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due the first year was paid on July 11, 1994 at an initial rate of 3.75% per annum. The interest rate has been adjusted to 4.94% per annum, effective July 11, 1994 and will be adjusted once more on July 11, 1995 to the lower of either 5% or the "lowest three month rate" within the meaning of
Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. There are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. This standby letter of credit was issued under the terms of the Company's revolving credit agreement.

     Principal repayments on long-term debt required in fiscal years 1995, 1996, 1997, 1998 and 1999 are $398,000, $2,260,000, $97,167,000, $324,000 and
$272,000, respectively.

     Based upon the borrowing rates currently available to the Company for loans with similar terms or maturity, the fair value of long-term debt is not significantly different from the carrying value.

NOTE 7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

- - ----------------------------------------------------------------------------------------------------------------
(In thousands)                                                          1994             1993             1992
- - ----------------------------------------------------------------------------------------------------------------
                                                                                                       Deferred
                                                                          Liability Method              Method
                                                                          ----------------             --------
Current:
 Federal                                                            $  6,092       $   36,461         $ 14,700
 State                                                                 1,426            1,116            3,950
 Foreign                                                               9,002            6,361           11,631
- - ----------------------------------------------------------------------------------------------------------------
                                                                      16,520           43,938           30,281
- - ----------------------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                               8,532          (54,424)           2,413
 State                                                                   105           (3,108)             349
 Foreign                                                                 346            2,094           (1,263)
- - ----------------------------------------------------------------------------------------------------------------
                                                                       8,983          (55,438)           1,499
- - ----------------------------------------------------------------------------------------------------------------
                                                                    $ 25,503       $  (11,500)        $ 31,780
================================================================================================================

NOTE 7.  INCOME TAXES (CONTINUED)

     As discussed in Note 1, the Company adopted SFAS No. 109 in fiscal 1993. This change had no material effect on the previously reported fiscal 1993 net loss. Deferred taxes in 1994 and 1993 reflect the impact of future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under
previously applicable accounting principles.   Temporary differences and
carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of July 2, 1994 and July 3, 1993 are as follows:

- - ---------------------------------------------------------------------------------------------------------------
                                                             1994                              1993
(In thousands)                                       Assets        Liabilities         Assets      Liabilities
- - ---------------------------------------------------------------------------------------------------------------
Inventory reserves                                 $ 16,968         $      -         $  4,109         $      -
Returns and allowances                                3,679                -            3,481                -
Other accrued liabilities                             7,176                -            3,199                -
Restructuring charge                                  5,365                -           49,541                -
Warranty reserves                                     5,201                -                -                -
State income taxes                                        -             (914)               -                -
Depreciation                                              -                -                -           (1,522)
Goodwill                                                  -           (2,524)               -                -
Deferred intercompany profit                          1,985                -            2,659                -
Net operating loss carryforwards                     27,366                -           14,719                -
Other                                                10,736             (274)           5,001             (100)
- - ---------------------------------------------------------------------------------------------------------------
Total deferreds                                      78,476           (3,712)          82,709           (1,622)
Valuation allowance                                 (34,524)               -          (32,889)               -
- - ---------------------------------------------------------------------------------------------------------------
                                                   $ 43,952         $ (3,712)        $ 49,820         $ (1,622)
===============================================================================================================

     During 1992, deferred income taxes were provided for significant timing differences in the recognition of revenue and expenses for tax and financial accounting purposes. Principally, these items consisted of the following:
$2,774,000 for earnings not currently taxable in the U.S., ($1,015,000) for accrued liabilities, ($757,000) for reserves for returns and allowances, $198,000 for inventory reserves, ($159,000) for bad debt reserves, and $458,000 for all other.

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

- - ---------------------------------------------------------------------------------------------------------------
(In thousands)                                                          1994             1993             1992
- - ---------------------------------------------------------------------------------------------------------------
Statutory federal income tax provision (benefit)                    $ 27,651         $(22,181)        $ 34,097
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal benefit                            921           (1,312)           3,531
   Foreign income taxed at different rates                           (10,037)          (7,635)          (9,973)
   Losses producing no current tax benefit                             7,539            8,307            4,590
   Adjustment to deferred assets and liabilities for
       change in tax rate                                             (1,266)               -                -
   Restructuring charge producing no current tax benefit                   -           12,748                -
   Other, net                                                            695           (1,427)            (465)
- - ---------------------------------------------------------------------------------------------------------------
                                                                    $ 25,503         $(11,500)        $ 31,780
===============================================================================================================

NOTE 7.  INCOME TAXES (CONTINUED)

        The Company's manufacturing operations in Taiwan and the PRC operate under complete or partial tax holidays which expire in 1997 and 1999, respectively. The aggregate dollar amount and per share effect of these tax holidays were immaterial for 1994, 1993 and 1992.

        Pretax earnings from foreign operations were approximately $2,057,000, $29,738,000 and $50,287,000 in 1994, 1993 and 1992, respectively. The Company has $85 million of net operating loss carryforwards in various foreign countries which can be utilized to offset the Company's future taxable income. Approximately $34 million of such carryforwards expire from 1995 through 2001. The remaining carryforwards of $51 million have no expiration date.

        The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such proposed adjustments relate to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments or the current examinations will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8.  BENEFIT PLANS

Profit Sharing Plan
        During 1983, the Company established the Profit Sharing Plan for all employees. The plan is a noncontributory, defined contribution plan that provides for contributions from the Company based on eligible compensation. The Company's contributions are determined at the discretion of the Board of Directors and are not to exceed income before provision for income taxes and profit sharing expense. The Company did not contribute to the plan for the years ended July 2, 1994 and July 3, 1993. The Company's contribution for the year ended June 27, 1992 was $1,621,000.

        In 1987, the Company approved a modification to the profit sharing plan that added a 401(k) employee savings program. Under the 401(k) plan, the Company is obligated to contribute matching amounts for employee contributions equal to 100% on the first 2% of employee salary contributions and 50% on the next 4% of employee salary contributions. Company contributions generally vest over five years from the date of the employee's eligibility to participate. The Company contributed approximately $2,064,000 to the plan for the year ended July 2, 1994, of which approximately $175,000 is included in accrued salaries, wages and employee benefits in the accompanying July 2, 1994 consolidated balance sheet. The Company's contributions for the years ended July 3, 1993 and June 27, 1992 amounted to $1,679,000 and $1,322,000, respectively.

Employee Bonus Plans
        Pursuant to the Employee Bonus Plan, all employees of the Company are eligible to receive, on a quarterly basis, a percentage of their base compensation as a cash bonus. The percentage paid is at the discretion of management and is limited to a maximum of 15% of the respective employees' base quarterly compensation. For fiscal 1994, the Company paid bonuses aggregating $1,954,000 under the plan, of which $679,000 is included in accrued salaries, wages and employee benefits in the accompanying July 2, 1994 consolidated balance sheet. Bonuses paid for the years ended July 3, 1993 and June 27, 1992 were $1,568,000 and $2,528,000, respectively.

        The Company also has a performance-based management incentive plan for officers and key employees. Bonuses under the plan are distributed to officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. For fiscal 1994, the Company paid bonuses aggregating $1,920,000 under this plan that is included in accrued salaries, wages and employee benefits in the accompanying consolidated balance sheet at July 2, 1994. Bonuses paid for the years ended July 3, 1993 and June 27, 1992 were $3,928,000 and $5,084,000, respectively.

NOTE 8.  BENEFIT PLANS (CONTINUED)

Stock Plans
        The Company has three employee stock plans, adopted in 1983, 1985 and 1989. The Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan - 1983 (the "1983 Plan"), as amended in 1984, 1985 and 1987, provides for the granting of options or rights to purchase up to an aggregate of 3,600,000 shares of the Company's common stock to officers, directors, employees and others. The Plan also provides for the granting of stock appreciation rights. Under the Plan, options granted become exercisable subject to the discretion of the Board of Directors or Compensation Committee and generally expire five years from the date of grant. For the year ended July 2, 1994, 86,799 shares were exercised under the 1983 Plan at prices ranging from $3.44 to $21.50 per share.

        In 1985, the Company adopted the Chief Executives' Plan (the "CE Plan"). The CE Plan, as amended in 1987, provides for an aggregate of 1,200,000 shares of the Company's common stock to be available to the chief executive officers, which include the president and executive vice presidents of the Company, and such other officers that the Board of Directors might specifically designate as a "chief executive officer" for purposes of the CE Plan. At July 2, 1994, non-statutory options covering 800,000 shares have been granted to certain officers at exercise prices of $3.50 per share of which 350,000 shares remain outstanding. No shares were exercised under the CE Plan for the year ended July 2, 1994.

        The 1989 Long-Term Incentive Program (the "1989 Program"), as amended in 1992, provides for the granting of stock options, stock appreciation rights, restricted stock and performance units. The amendment, as adopted by the Board and approved by a shareholder vote, annually increases shares authorized to be issued by 2% of the number of common shares outstanding at each fiscal year end. At July 2, 1994, an aggregate of 5,893,993 shares of common stock is authorized to be issued under the 1989 Program. Under the 1989 Program, options granted become exercisable subject to the discretion of the Board of Directors or Compensation Committee and expire ten years from the date of grant. During fiscal 1994, an aggregate of 609,336 shares were exercised at prices ranging from $4.06 to $22.75 per share. No stock appreciation rights or performance units have been granted under this program.

        The Company's 1991 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan") provides for an initial grant of options to purchase 20,000 shares of the Company's common stock to each newly appointed non-employee director. In addition, on January 1 each year, each participant will receive an option to purchase 12,000 shares of common stock. The aggregate number of shares that may be issued under the plan is 250,000. Options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant. Each option is exercisable at 100% of the common stock's fair market value on the date of grant. During fiscal 1994, 6,000 shares were exercised at $16.75 per share.

        In January 1994, the Company adopted, subject to shareholder approval, the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors. The plan provides that each member of the Company's Board of Directors on July 1, 1994 who is not an employee of the Company be granted an option covering 50,000 shares of common stock. All such option grants are subject to the limitation that not more than 250,000 shares of common stock be issued under the Plan and that no participant may receive options covering more than 50,000 shares of common stock in any calendar year. Options are exercisable at 100% of the fair market value on the date of grant of the option, and vest over a period of eight years from the date of grant, with acceleration of vesting possible in the event of certain stock performance. At July 2, 1994, 50,000 shares had been granted to each of the Company's four non-employee directors at an exercise price of $14.25 per share.



NOTE 8.  BENEFIT PLANS (CONTINUED)

The following table summarizes 1994 stock option activity under all of the stock plans:

- - ----------------------------------------------------------------------------------------------------------------
                                                                             Number               Available for
                                                                           of options              future grant
- - ----------------------------------------------------------------------------------------------------------------
Outstanding at July 3, 1993                                                 3,504,380                2,052,143
Authorized                                                                          -                  896,675
Granted                                                                     1,624,400               (1,624,400)
Exercised                                                                    (702,135)                       -
Canceled                                                                     (380,425)                 380,425
Plan shares expired                                                                 -                  (99,275)
- - ---------------------------------------------------------------------------------------------------------------
Outstanding at July 2, 1994                                                 4,046,220                1,605,568
===============================================================================================================

     Options exercised during fiscal 1994 were at prices ranging from $3.44 to $22.75 per share. Outstanding options at July 2, 1994 were at prices ranging from $3.50 to $31.63 per share and options for 1,351,661 shares were exercisable. At July 2, 1994, 5,651,788 shares of the Company's common stock were reserved for issuance under the Plans.

     In December 1990, the Board of Directors authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to certain non-employee directors. The warrants carry an exercise price of $13.875 per share and vested over a three year period. During fiscal 1994, 40,000 of these warrants were exercised and at July 2, 1994, 40,000 of these warrants were exercisable. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock to the Company's then Chairman of the Board. These warrants carry an exercise price of $13.50 per share and vest over a four year period. During fiscal 1994, 12,500 of these warrants were exercised and at July 2, 1994, none of the remaining warrants were exercisable.

Post Employment Benefits
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits" ("SFAS 112") requiring accrual basis accounting for post employment benefits. The Company does not offer post employment benefits subject to guidelines established by SFAS 112. Accordingly, no provisions have been reflected in the Company's consolidated financial statements at July 2, 1994.

NOTE 9.  SHAREHOLDER RIGHTS PLAN

     On June 30, 1989, the Board of Directors adopted a Shareholder Rights Plan which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries one right to obtain additional stock or other property according to terms provided in the Plan. The rights, as amended, will not be exercisable or separable from the common stock until another party acquires at least 15% of the Company's then outstanding common stock or commences a tender offer for at least 15% of the Company's then outstanding common stock.

     In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 15% or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive, at the then current exercise price, common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

NOTE 9.  SHAREHOLDER RIGHTS PLAN (CONTINUED)

The rights, which expire on June 30, 1999, may be redeemed by the Company at a price of $0.01 per right. At July 2, 1994, 500,000 of the 1,000,000 authorized but unissued preferred shares of the Company are reserved for issuance upon exercise of these rights.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
     The Company leases its field offices, certain equipment, automobiles and most of its operating facilities under operating lease agreements. The Company also has capital leases for certain equipment. Future minimum lease payments under these leases approximate the following amounts:

- - ---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        Lease Obligations
                                                                                      -----------------
Fiscal Year                                                                   Capital                Operating
- - ---------------------------------------------------------------------------------------------------------------
   1995                                                                     $     531               $  13,310
   1996                                                                           484                  10,417
   1997                                                                           470                   6,613
   1998                                                                           323                   5,822
   1999                                                                           265                   4,738
   Thereafter                                                                     739                  14,711
- - ---------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                $   2,812               $  55,611
===============================================================================================================

     At July 2, 1994, the net present value of obligations under capital leases total $2,467,000 and are included in long-term and current portion of long-term debt in the accompanying consolidated balance sheet. At July 2, 1994, the assets held under capital leases total $4,114,000, net of $1,250,000 in accumulated depreciation, and are included in buildings and machinery and equipment in the accompanying consolidated balance sheet.

     Rent expense was approximately $10,588,000, $9,215,000 and $8,958,000 for the years ended July 2, 1994, July 3, 1993 and June 27, 1992, respectively.

Royalty Commitments
     The Company has commitments for minimum guaranteed royalties under various licensing agreements which are payable over periods ranging from one to four years. The Company has been notified that certain of its products may also require licenses under patents held by others. The Company evaluates these licensing proposals on a case-by-case basis to determine whether licenses are necessary or desirable. Although these evaluations continue, management is accruing amounts that, in its judgment, represent the potential royalties and/or legal costs of resolving these claims.

Concentrations of Credit Risk
     The Company distributes its products through various distribution channels, including independent resellers, dealers, national distributors, OEMs, U.S. Government approved dealers and consumer retailers. Concentrations of credit risk are generally limited due to the Company's broad range of distribution channels and the Company's geographically diverse customer base. However, sales into the PRC are to a limited customer base comprised primarily of larger entitities which are affected by the economic conditions or political occurrences within the PRC. No single customer accounted for more than 10% of the Company's net sales for fiscal years 1994, 1993 and 1992. In addition, the Company's sales are primarily to customers whose activities are related to the retail, consumer electronics or personal computer industries. Therefore, the Company's ability to collect trade receivables may be adversely impacted by changes in these industries. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss.



NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Contracts
     The Company has entered into Severance Compensation Agreements with each of its executive officers. Such agreements provide for severance compensation equal to two years' salary and bonus and certain other benefits upon a "change in control" of the Company and termination of the officer for reasons specified in the contract. In addition, effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with founder, Chairman and Chief Executive Officer, Safi U. Qureshey. The Founder's Agreement provides for five years of salary, health and welfare benefits, two years of bonus and certain other benefits if active employment is terminated by the Company or by Mr. Qureshey under specified conditions.

     The Company has a severance policy for its executive officers which, in the event of an involuntary termination, other than in connection with a "change in control", requires the Company to pay its President severance equal to two years salary and its other executive officers severance equal to six months salary plus an additional month of salary for each year of employment with the Company, up to a maximum of 12 months. Benefits are also continued during this period.

Other Contingencies
     In June 1989, Texas Instruments Inc. ("TI") advised the Company that it believed certain AST computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation (the "California action") in the U.S. District Court for the Central District of California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing an AST patent and that certain TI patents are invalid or inapplicable. TI has alleged in the California action that the Company is infringing patents owned by TI. On August 26, 1994, TI filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging infringement of patents in addition to those asserted by TI in the California action. These litigations with TI are proceeding. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

     On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court of the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court of the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. Management has reviewed the allegations contained in the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Company has been named as a defendant or co-defendant, frequently with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in thirteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. Such claims are being alleged with increasing frequency as a result of the use of various computer products. The claims total approximately $15 million in compensatory damages, $130 million in punitive damages, and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company may depend on progress in resolving this type of litigation overall.
The Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately protected. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

     The Company is also subject to other legal proceedings and claims which also arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment: the manufacture and sale of personal computers, including desktop, server, and notebook computer systems.

A summary of the Company's operations by geographic area is as follows:

Fiscal year ended July 2, 1994
- - ----------------------------------------------------------------------------------------------------------------
                               North/Latin                  Pacific      Rest of
(In thousands)                   America         Europe       Rim         World        Eliminated   Consolidated
- - ----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                  $  1,546,010   $   532,921   $    260,700  $  27,643    $         -   $  2,367,274
Transfers between
  geographic areas                404,582       251,605        901,106      3,098     (1,560,391)             -
- - ----------------------------------------------------------------------------------------------------------------
Net sales                    $  1,950,592   $   784,526   $  1,161,806  $  30,741    $(1,560,391)  $  2,367,274
================================================================================================================
Operating income (loss)      $     83,199   $   (41,596)  $     36,577  $   1,296    $     7,205   $     86,681
================================================================================================================
Identifiable assets          $    574,161   $   257,098   $    191,976  $  15,077    $         -   $  1,038,312
================================================================================================================
Fiscal year ended July 3, 1993
- - ----------------------------------------------------------------------------------------------------------------
                               North/Latin                  Pacific      Rest of
 (In thousands)                  America         Europe       Rim         World        Eliminated   Consolidated
- - ----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                  $    854,929   $   297,312   $    238,974  $  20,935    $         -   $  1,412,150
Transfers between
  geographic areas                234,815        55,690        751,511        897     (1,042,913)             -
- - ----------------------------------------------------------------------------------------------------------------
Net sales                    $  1,089,744   $   353,002   $    990,485  $  21,832    $(1,042,913)  $  1,412,150
================================================================================================================
Operating income (loss)      $   (101,398)  $   (20,000)   $    47,772  $     838    $     8,210   $    (64,578)
================================================================================================================
Identifiable assets          $    574,801   $   173,028   $    122,165  $  16,165    $         -   $    886,159
================================================================================================================

NOTE 11.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Fiscal year ended June 27, 1992
- - ----------------------------------------------------------------------------------------------------------------
                               North/Latin                  Pacific      Rest of
 (In thousands)                  America         Europe       Rim         World        Eliminated   Consolidated
- - ----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                  $    550,887   $   204,623   $    177,796  $  10,773    $         -   $    944,079
Transfers between
  geographic areas                168,346        61,409        432,563        647       (662,965)             -
- - -----------------------------------------------------------------------------------------------------------------
Net sales                    $    719,233   $   266,032   $    610,359  $  11,420    $  (662,965)  $    944,079
=================================================================================================================
Operating income (loss)      $     40,090   $   (10,632)  $     59,087  $     781    $     8,200   $     97,526
=================================================================================================================
Identifiable assets          $    359,550   $   124,332   $     91,380  $   5,351    $         -   $    580,613
=================================================================================================================

     In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. The fiscal 1993 restructuring charge of $125 million and the fiscal 1994 restructure credit of $12.5 million are included in North/Latin America operating income
(loss) in the respective periods. In addition, the reversals of the restructure reserve to offset actual restructure costs incurred on a worldwide basis, aggregating approximately $97.5 million, are included in North/Latin America operating income (loss). However, the actual restructuring costs incurred are included in operating income (loss) in the geographic areas in which they occurred.

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The tables below set forth selected quarterly financial information for fiscal years 1994 and 1993 (in thousands, except per share amounts).

- - ---------------------------------------------------------------------------------------------------------------
1994                                           First Quarter   Second Quarter   Third Quarter    Fourth Quarter
- - ---------------------------------------------------------------------------------------------------------------
Net sales                                        $  514,409       $  677,011       $  591,349       $  584,505
Gross profit                                         85,900          114,566          101,106           79,761
Net income                                            8,232           17,933           13,214           14,122
Net income per share:
   Primary                                       $      .26       $      .55       $      .40       $      .43
   Fully diluted                                 $      .26       $      .54       $      .38       $      .41
- - ---------------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------------
1993                                           First Quarter   Second Quarter   Third Quarter    Fourth Quarter
- - ---------------------------------------------------------------------------------------------------------------
Net sales                                        $  286,353       $  346,338       $  370,251       $  409,208
Gross profit                                         65,015           76,185           71,821           72,677
Net income (loss)                                     7,641           14,581           11,045          (87,005)
Net income (loss) per share:
   Primary                                       $      .24       $      .46       $      .35       $    (2.76)
- - ---------------------------------------------------------------------------------------------------------------

     In the fourth quarter of fiscal 1993, the Company recorded a pretax restructuring charge of $125 million which is reflected in the fiscal 1993 fourth quarter net loss. In the fourth quarter of fiscal 1994, the Company recorded a pretax restructuring credit of $12.5 million which is reflected in the fiscal 1994 fourth quarter net income (Note 2).

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

     In fiscal 1993, fully diluted per share information is anti-dilutive or does not differ materially from primary net income (loss) per share in any quarterly period. In fiscal 1993, the quarterly primary net income (loss) per share amounts do not sum to the primary net loss for the year due to the dilutive effect of common stock equivalents used in computing income per share in the first three quarters.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth on pages 2 through 3 and 5 through 6 of the 1994 Proxy Statement under the captions "Election of Directors" and "Executive Officers", respectively, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     To the extent required, the information set forth on pages 6 through 12 of the 1994 Proxy Statement under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth on page 4 of the 1994 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth on page 12 of the 1994 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          See Index to Consolidated Financial Statements at Item 8 on Page 25 of this report.

     (2)  Financial Statement Schedules

          II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties

          VIII  -   Consolidated Valuation and Qualifying Accounts and Reserves

          IX -  Consolidated Short-Term Borrowings

          X  -  Consolidated Supplementary Income Statement Information

          Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (3)  Exhibits

Exhibit
Number                             Description
2.1 Agreement for Purchase and Sale of Assets dated June 30, 1993 between AST Research, Inc. and Tandy Corporation, TE Electronics, Inc. and GRiD Systems Corporation. The Schedules have been omitted and are as described in the Agreement (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).
2.1.1 Agreement of Sale of Going Business (English translation) between AST Research France and Tandy GRiD France, effective September 1, 1993 (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).
3.1 Restated Certificate of Incorporation of AST Research, Inc., a Delaware corporation (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
3.2 Bylaws of AST Research, Inc., a Delaware corporation, as amended to date.
4.1 Form of Amended and Restated Rights Agreement dated as of January 28, 1994 between the Company and American Stock Transfer & Trust Co., as Successor Rights Agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994), and Certificate of Designation of Preferred Stock and Rights Certificate and Summary of Terms of the Company's Shareholder Rights Plan which were included as exhibits to the original Rights Agreement dated as of August 15, 1989 (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A, No. 0-13941, dated August 14, 1989).
10.2* Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1983 (the "Plan") (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 2-91089).
10.3* Form of Nonqualified Stock Option Agreement pertaining to the Plan (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 2-91089).
10.4* Form of Incentive Stock Option Agreement pertaining to the Plan (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 2-91089).
10.5* Form of Restricted Stock Purchase Agreement pertaining to the Plan (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 2-91089).
10.6* AST Research, Inc. Profit Sharing Plan (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 2-91089).

Exhibit
Number                       Description

10.26* Chief Executives' Plan (comprised of resolutions adopted by the Board of Directors on July 30, 1985) (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8, No.
       33-1111).
10.27* Form of Nonstatutory Option Agreement pertaining to the Chief
       Executives' Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, No. 33-1111).
10.28* 1987 Employee Bonus Plan (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).
10.29 Lease Agreement dated November 1, 1985 pertaining to AST Europe Limited premises at Goat Wharf, Brentford in the London Borough of Hounslow (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).
10.34 Lease commencing September 29, 1986 pertaining to AST Europe Limited's premises in Brentford, Middlesex (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 33-14131).
10.35* First Amendment to the AST Research, Inc. Profit Sharing Plan, effective
       October 1, 1986 (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No.
       33-14131).
10.36* Amendments to Incentive Stock Option, Nonqualified Stock Option and
       Restricted Stock Purchase Plan - 1983 related to Internal Revenue Code of 1986 (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 33-14131).
10.37* Amendments to Incentive Stock Option, Nonqualified Stock Option and
       Restricted Stock Purchase Plan - 1983 related to Stock Appreciation Rights (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 33-14131).
10.38* Amendments to Incentive Stock Option, Nonqualified Stock Option and
       Restricted Stock Purchase Plan - 1983 related to the exercise of options by delivery of promissory notes (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 33-14131).
10.39* Amendment to Chief Executives' Plan (comprised of resolutions adopted by the Board of Directors on January 5, 1987) (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-1, No. 33-14131).
10.41* Form of Indemnification Agreement, as amended to date.
10.42* Form of Indemnification Trust Agreement (incorporated by reference to referenced exhibit number of the Company's Registration of Securities of Certain Successor Issuers on Form 8-B, No. 0-13941).
10.48  Agreement dated September 5, 1987 for the purchase of AST Research (Far
       East) Limited's premises in Hong Kong and Mortgage of such premises to Bank of China, Hong Kong Branch, dated September 11, 1987 (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-2, No. 33-21729).
10.52 License Agreement dated November 23, 1987 with Microsoft Corporation, as amended January 1, 1988 (incorporated by reference to referenced exhibit number of the Company's registration statement on Form S-2, No. 33-21729).
10.59* 1989 Long-Term Incentive Program (incorporated by reference to exhibit number S 4.1, 4.2, 4.3 and 4.4 of the Company's registration statement on Form S-8, No. 33-29345).
10.60* Supplemental Medical Plan for Executives of AST Research, Inc.
       (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.61 Amendment to License Agreement with Microsoft Corporation dated April 5, 1989 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1989).
10.62 Lease dated August 11, 1989, pertaining to premises located in Fountain Valley, California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.63 Credit Agreement dated as of November 16, 1988 with Bank of America NT & SA, Sanwa Bank California, Shawmut Bank, N.A., Manufacturers Hanover Trust Company and National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

Exhibit
Number                       Description

10.66 First Amendment to Credit Agreement dated February 28, 1989 with Bank of America NT & SA, Sanwa Bank California, Shawmut Bank, N.A., Manufacturers Hanover Trust Company and National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.68 Second Amendment to Credit Agreement dated May 30, 1989 with Bank of America NT & SA, Sanwa Bank California, Shawmut Bank, N.A., Manufacturers Hanover Trust Company and National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.69 Construction Loan Agreement dated November 28, 1988 between Aetna Life Insurance Company and Birtcher Campbell AST Partners for the AST Research Corporate Headquarters in Irvine, California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.70 Option to Purchase General Partnership Interest dated July 25, 1989 with Birtcher Campbell DDA, Ltd. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.)
10.71 Multicurrency Line of Credit dated December 1, 1988 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1989).
10.72 Waiver of Multicurrency Line of Credit dated February 28, 1989 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.73 Waiver of Multicurrency Line of Credit dated May 10, 1989 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.74 Reduction of Credit Agreement dated February 28, 1989 with Bank of America NT & SA as Agent (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.75 Reduction in Multicurrency Agreement dated February 28, 1989 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.76 Amendment to Multicurrency Agreement dated June 30, 1989 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
10.77 Facility Letter Agreement dated July 10, 1989 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1989).
10.78 Press release dated June 12, 1990 pertaining to redemption of 8 1/2 percent convertible subordinate debentures (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).
10.79 Notice of redemption dated June 13, 1990 of 8 1/2 percent convertible subordinate debentures (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No.
       0-13941).
10.80 Amendment VI to License Agreement with Microsoft Corporation dated April 20, 1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1990).
10.81 License Agreement with Tomcat Computer Corporation, dated October 16, 1989 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1990).
10.82 Cross-License Agreement with International Business Machines (IBM) Corp., dated January 1, 1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).


Exhibit
Number                       Description

10.83 Third Amendment dated November 8, 1989 to the Credit Agreement dated November 16, 1988 between the Company and Bank of America NT & SA, Manufacturers Hanover Trust Company, National Westminster Bank PLC and Sanwa Bank California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.84 Credit Agreement dated as of June 27, 1990 between the Company and Bank of America NT & SA, National Westminster Bank PLC and Sanwa Bank California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.85 First Amendment dated July 30, 1990 to the Credit Agreement dated June 27, 1990 between the Company and Bank of America NT & SA, National Westminster Bank PLC and Sanwa Bank California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.86 Multicurrency Agreement dated December 22, 1989 with Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1990).
10.87 Amendment to Facility Letter Agreement dated December 18, 1989 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.88 Renewal to Facility Letter Agreement dated July 10, 1990 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.89 Agreement for Purchase and Sale of Partnership Interest in Birtcher Campbell AST Partners dated February 21, 1990 with Birtcher Campbell DDA, Ltd. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
       1990).
10.90 Assignment and Assumption of Agreement for Purchase and Sale of Partnership Interest dated February 21, 1990 between AST Realty, Inc. and AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.91 Letter of Agreement dated February 21, 1990 between the Company, AST Realty, Inc. and Birtcher Campbell DDA, Ltd. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
10.92 License Agreement dated January 1, 1991 with Microsoft Corporation (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991).
10.93 Amendment to Facility Letter Agreement dated September 10, 1990 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991).
10.94 Renewal of Facility Letter Agreement dated June 28, 1991 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991).
10.95* Form of Warrant Certificate issued to Non-employee directors in December
       1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28,
       1991).
10.96* 1991 Stock Option Plan for Non-employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991).
10.97* Form of Nonqualified Stock Option agreement under 1991 Stock Option Plan for Non-employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991).
10.98 Amendment to Facility Letter Agreement dated June 27, 1992 with National Westminster Bank PLC (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.99 Amendment to License Agreement with Microsoft Corporation dated September 18, 1991 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).


Exhibit
Number                       Description

10.100 Credit Agreement dated April 2, 1992, among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank PLC as co-agent (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27,
       1992).
10.101*Form of Warrant Certificate issued to Non-employee Director in July 1992
       (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.102*Amendment to 1989 Long-Term Incentive Program related to increase in number shares (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.103*Form of Nonqualified Common Stock Option Agreement for officers under the 1989 Long-Term Incentive Program, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.104*Form of Amendment to Officers Nonqualified Common Stock Option
       Agreement, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.105*Amendment of Incentive Stock Option, Nonqualified Stock Option and
       Restricted Stock Purchase Plan - 1983 approved by the Board of Directors April 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.106*Amended form of Nonqualified Common Stock Option Agreement under the
       Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1983 with amended provisions approved by the Compensation Committee January 23, 1992 and by the Board of Directors April 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).
10.107 Amendment to License Agreement with Microsoft Corporation dated February 15, 1993 (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 3,
       1993).
10.108 Promissory Note dated as of July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No.
       0-13941).
10.108.1 First Amendment dated September 22, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.108.2 Second Amendment dated October 14, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).
10.108.3 Third Amendment dated December 30, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).
10.109*Amendment to Officer's Restricted Common Stock Grant Agreement approved by the Board of Directors October 29, 1992 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.110 First Amendment dated April 20, 1993 to Credit Agreement dated April 2, 1992 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank PLC as co-agent (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.111 Second Amendment dated June 30, 1993 to Credit Agreement dated April 2, 1992 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank PLC as co-agent (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).


Exhibit
Number                       Description

10.112*First Amendment to the AST Research, Inc. Profit Sharing Plus Plan, effective June 27, 1992 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.113*Second Amendment to the AST Research, Inc. Profit Sharing Plus Plan, effective June 30, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.114 Licensing Agreement with International Business Machines (IBM) Corp. re:
       OS/2, dated July 28, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.115*Employment Agreement dated July 27, 1993 between Safi U. Qureshey and
       AST Research, Inc. (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.116 Sales Agreement dated July 13, 1993 between AST Research, Inc. and Tandy Corporation pursuant to the Agreement for the Purchase and Sale of Assets dated June 30, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.117 Circuit Board Purchase Agreement dated July 13, 1993 between AST Research, Inc. and TE Electronics Inc. pursuant to the Agreement for the Purchase and Sale of Assets dated June 30, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.118*Form of Severance Compensation Agreement (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
10.119 Credit Agreement dated September 30, 1993, among AST Research, Inc., Bank of America NT & SA as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended October 2, 1993).
10.120*AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-
       Employee Directors (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).
10.121*Form of Option Agreement Under 1994 One-Time Grant Stock Option Plan for
       Non-Employee Directors of AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).
10.122*Amendment to AST Research, Inc. 1989 Long-Term Incentive Program
       (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).
10.123*Amendment to AST Research, Inc. 1991 Stock Option Plan for Non-Employee
       Directors (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1,
       1994).
10.124 First Amendment dated March 30, 1994 to Credit Agreement dated September 30, 1993 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1994).
10.125 Second Amendment dated April 27, 1994 to Credit Agreement dated September 30, 1993 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1994).
10.126 Joint Venture Contract dated September 7, 1993 between Tianjin Economic
       - Technological Development Area Business Development Co. and AST Research (Far East) Limited (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1994).
10.127*Involuntary Termination Policy dated September 2, 1994. 10.128*Performance Based Annual Management Incentive Plan.
10.129 Employment Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (Confidential treatment is requested with respect to portions of this exhibit).


Exhibit
Number                       Description

10.130 Capital Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (Confidential treatment is requested with respect to portions of this exhibit).
11.    Statement re computation of per share earnings.
21.    Subsidiaries of the registrant.
23.    Consent of Independent Auditors.
24. Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).
27.    Financial Data Schedule.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
 Item 14 (c).

(b)  Reports on Form 8-K

     AST Research, Inc. was not required to file any reports on Form 8-K for the quarter ended July 2, 1994.

AST, Advantage!, GRiDPAD, GRiD, Victor and PalmPad are registered trademarks of AST Research, Inc. The AST Computer logo, AST Works, Ascentia, ASTVision, Bravo, Convertible, ExeCare, Manhattan, PowerExec, and Premmia are trademarks of AST Research, Inc. OverDrive is a registered trademark and Pentium is a trademark of Intel Corporation. OS/2 is a registered trademark of International Business Machines Corporation. NetWare is a registered trademark of Novell, Inc. MS-DOS is a registered trademark and Encarta is a trademark of Microsoft Corporation. Radio Shack is a registered service mark of Tandy Corporation. Prodigy is a registered trademark of the Prodigy Services Corporation. America Online is a registered service mark of America Online, Inc. CompuServe is a registered service mark of CompuServe, Inc. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners. Reference to the "Energy Star" program does not represent EPA endorsement of any product or service. Copyright (C)1994 AST Research, Inc.
All Rights Reserved.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on September 22, 1994.

                                        AST RESEARCH, INC.


Date:  September 22, 1994               By: /s/Safi U.Qureshey
                                           Safi U. Qureshey
                                           Chief Executive Officer and
                                           Chairman of the Board

                                POWER OF ATTORNEY

   We, the undersigned directors and officers of AST Research, Inc., do hereby constitute and appoint Safi U. Qureshey our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                                               Date
   Safi U. Qureshey          Chief Executive Officer and                        September 22, 1994
                             Chairman of the Board
                             (Principal Executive Officer)

                             Chief Financial Officer,
   Bruce C. Edwards          Executive Vice President and Director              September 22, 1994
                             (Principal Financial and Accounting Officer)

                             Chief Operating Officer,
   James T. Schraith         President and Director                             September 22, 1994


   Richard J. Goeglein       Director                                           September 22, 1994

   Carmelo J. Santoro,Ph.D.  Director                                           September 22, 1994


   Delbert W. Yocam          Director                                           September 22, 1994


   Jack W. Peltason          Director                                           September 22, 1994


                                       S-1
                                                       SCHEDULE II


                               AST RESEARCH, INC.
                   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                        FOR THE YEARS ENDED JULY 2, 1994,
                         JULY 3, 1993 AND JUNE 27, 1992
                                 (IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------------------
                                            Balance at                            Amounts          Balance at
Name of Debtor                         Beginning of Period     Additions         Collected       End of Period
- - --------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 2, 1994

Scott A. Smith (1)                          $   -              $  100             $    -              $ 100

YEAR ENDED JULY 3, 1993

None                                            -                   -                  -                  -

YEAR ENDED JUNE 27, 1992

Wai S. Szeto (2)                            $ 304              $    -             $  304              $   -




(1)On September 21, 1993, the Company loaned Vice President Scott A. Smith $100,000 for the purchase of a primary residence, evidenced by a promissory note secured by a deed of trust. The loan was issued interest free and is payable in full on September 21, 1996.

(2)On December 3, 1990, Vice President Wai S. Szeto exercised stock options issued under the 1983 and 1989 Plans to purchase 50,000 shares of common stock and issued promissory notes to the Company in the aggregate of $177,813. The notes included interest at 10% per annum and were due and payable on December 1, 1991. The notes were paid in full with interest on August 8, 1991. On April 24, 1991, the Company loaned Mr. Szeto $125,000 for a six month period to purchase a primary residence. The loan was evidenced by a promissory note secured by a pledge agreement covering his restricted stock and bore interest at 10% per annum. The note was paid in full with interest on August 8, 1991.




                                                       SCHEDULE VIII


                               AST RESEARCH, INC.
           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED JULY 2, 1994
                         JULY 3, 1993 AND JUNE 27, 1992
                                 (IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------------
                                                                 1994             1993             1992
- - --------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of period                                 $ 11,671         $  9,831         $  6,132
Additions charged to expense                                   13,219            6,089            5,253
Reductions                                                     (7,326)          (4,249)          (1,554)

Balance, end of period                                       $ 17,564         $ 11,671         $  9,831

- - --------------------------------------------------------------------------------------------------------

ALLOWANCE FOR SALES RETURNS


Balance, beginning of period                                 $  9,120         $ 10,109         $  7,038
Net additions (reductions) charged to sales                     6,017             (989)           3,071

Balance, end of period                                       $ 15,137         $  9,120         $ 10,109


- - --------------------------------------------------------------------------------------------------------
RESERVE FOR EXCESS OR OBSOLETE INVENTORY


Balance, beginning of period                                 $ 35,595         $ 14,529         $ 13,775
Inventory acquired in the Tandy acquisition                    14,171           20,535                -
Allocation of restructure reserves to
  identified inventory exposure                                   693                -                -
Net additions charged to expense                               14,809              531              754

Balance, end of period                                       $ 65,268         $ 35,595         $ 14,529

                                                       SCHEDULE IX


                               AST RESEARCH, INC.
                       CONSOLIDATED SHORT-TERM BORROWINGS
                        FOR THE YEARS ENDED JULY 2, 1994
                         JULY 3, 1993 AND JUNE 27, 1992
                             (DOLLARS IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------------------
                                                                    1994              1993              1992
- - --------------------------------------------------------------------------------------------------------------
Amount outstanding at end of period
   Short-term bank borrowings                                  $  50,000         $  59,217         $   1,374

Interest rate on amount outstanding
   Short-term bank borrowings                                      7.01%             6.13%            10.43%

Maximum amount outstanding during the period
   Short-term bank borrowings                                  $ 108,781         $  59,572         $   1,399

Average amount outstanding during the period
   Short-term bank borrowings                                  $  29,714         $   5,243         $   1,281

Average interest rate on borrowings during the period
   Short-term bank borrowings                                      4.40%             6.95%             9.87%

   The average amount of short-term borrowings outstanding during the period and the average interest rate on such borrowings during the period were calculated using the daily balances outstanding and the interest rates in effect on those dates.

                                                       SCHEDULE X


                               AST RESEARCH, INC.
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        FOR THE YEARS ENDED JULY 2, 1994
                         JULY 3, 1993 AND JUNE 27, 1992
                                 (IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------------
                                                                 1994             1993             1992
- - --------------------------------------------------------------------------------------------------------
   Royalty Expense                                            $56,987          $28,209          $18,059

   Advertising                                                $41,138          $28,582          $21,398


All other expenses required by this Schedule either are not applicable, or are disclosed in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.