Form 10-Q
period 1994-10-01
AST RESEARCH INC /DE/
filed 1994-11-15
CIK 725182

________________________________________________________________________________
________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________
                                    FORM 10-Q

          (MARK ONE)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED  OCTOBER 1, 1994

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 32,366,900 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 28, 1994.


________________________________________________________________________________
________________________________________________________________________________


                               AST RESEARCH, INC.
                                      INDEX


                                                                                                     Page
                                                                                                     ----
        PART I.   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                         Consolidated Balance Sheets
                            at October 1, 1994 (Unaudited)
                            and July 2, 1994                                                            3

                         Consolidated Statements of Operations
                            (Unaudited) for the three months ended
                            October 1, 1994 and October 2, 1993                                         4

                         Consolidated Statements of Cash Flows
                            (Unaudited) for the three months ended
                            October 1, 1994 and October 2, 1993                                       5-6

                         Notes to Consolidated Financial
                            Statements (Unaudited)                                                    7-9


           Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                                                 10-16



        PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                  17

           Item 6.  Exhibits and Reports on Form 8-K                                                   18



        SIGNATURES                                                                                     18

                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

- - ----------------------------------------------------------------------------------------------------------
                                                                    October 1,                  July 2,
                                                                       1994                       1994
(In thousands, except share amounts)                               (Unaudited)
- - ----------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                                    $    100,724                $   153,118
   Accounts receivable, net of allowance for
     doubtful accounts of $17,303 at
     October 1, 1994 and $17,564 at July 2, 1994                     322,512                    326,057
   Inventories                                                       340,762                    333,729
   Deferred income taxes                                              43,799                     43,266
   Other current assets                                               27,133                      9,797
- - ----------------------------------------------------------------------------------------------------------
        Total current assets                                         834,930                    865,967

 Property and equipment                                              162,763                    159,530
 Accumulated depreciation and amortization                           (58,599)                   (56,089)
- - ----------------------------------------------------------------------------------------------------------
 Net property and equipment                                          104,164                    103,441

 Goodwill, net of accumulated amortization
   of $6,107 at October 1, 1994 and $4,387
   at July 2, 1994                                                    60,192                     61,912
 Other assets                                                          9,447                      6,992
- - ----------------------------------------------------------------------------------------------------------
                                                                $  1,008,733                $ 1,038,312
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                        $     50,000                $    50,000
   Accounts payable                                                  227,513                    209,579
   Accrued salaries, wages and employee benefits                      21,290                     21,465
   Other accrued liabilities                                         117,225                    112,096
   Income taxes payable                                               25,743                     37,955
   Current portion of long-term debt                                     398                        398
- - ----------------------------------------------------------------------------------------------------------
        Total current liabilities                                    442,169                    431,493

 Long-term debt                                                      215,319                    215,294
 Deferred income taxes and other non-current liabilities               6,832                      7,571

 Commitments and contingencies

 Shareholders' equity:
   Common stock, par value $.01; 70,000,000 shares
     authorized, 32,365,900 shares issued and
     outstanding at October 1, 1994 and 32,333,750
     shares at July 2, 1994                                              324                        323
   Additional capital                                                141,770                    141,424
   Retained earnings                                                 202,319                    242,207
- - ----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   344,413                    383,954
- - ----------------------------------------------------------------------------------------------------------
                                                                $  1,008,733                $ 1,038,312
==========================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- - -----------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                October 1,       October 2,
(In thousands, except per share amounts)                                           1994             1993
- - -----------------------------------------------------------------------------------------------------------
Net sales                                                                     $   495,446      $   514,409
Cost of sales                                                                     458,147          428,509
- - -----------------------------------------------------------------------------------------------------------
Gross profit                                                                       37,299           85,900

Selling and marketing expenses                                                     51,865           42,071

General and administrative expenses                                                22,277           17,590

Engineering and development expenses                                                9,902           10,244
- - -----------------------------------------------------------------------------------------------------------
Total operating expenses                                                           84,044           69,905
- - -----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                           (46,745)          15,995

Interest income                                                                       484              254

Interest expense                                                                   (3,289)          (1,605)

Other expense, net                                                                   (310)          (2,171)
- - -----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                 (49,860)          12,473

Provision (benefit) for income taxes                                               (9,972)           4,241
- - -----------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $   (39,888)     $     8,232
===========================================================================================================
Net income (loss) per share                                                   $     (1.23)     $       .26
===========================================================================================================
Weighted average common and common
  equivalent shares outstanding                                                    32,346           32,002
===========================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                            ---------------------------------
                                                                            October 1,            October 2,
(In thousands)                                                                 1994                 1993
- - -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                                           $   500,376          $    440,562
   Cash paid to suppliers and employees                                      (534,009)             (499,647)
   Interest received                                                              431                   211
   Interest paid                                                               (4,240)                 (743)
   Income tax refunds received                                                    117                   548
   Income taxes paid                                                           (3,314)                  (41)
   Other cash paid                                                             (1,819)               (3,343)
- - -------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                   (42,458)              (62,453)

Cash flows from investing activities:
   Payment related to Tandy/GRiD acquisition                                       --               (15,000)
   Purchases of capital equipment                                              (8,598)               (2,836)
   Proceeds from disposition of capital equipment                               1,504                   210
   Purchases of other assets                                                   (1,218)                  (90)
- - ------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                    (8,312)              (17,716)

Cash flows from financing activities:
   Short-term borrowings, net                                                      --                23,000
   Repayment of long-term debt                                                    (32)                  (91)
   Proceeds from issuance of common stock                                         347                   155
- - ------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                   315                23,064

Effect of exchange rate changes on cash and cash equivalents                   (1,939)               (2,189)
- - ------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (52,394)              (59,294)

Cash and cash equivalents at beginning of period                              153,118               121,600
- - ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $   100,724          $     62,306
============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
- - ------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                            --------------------------------
                                                                            October 1,            October 2,
(In thousands)                                                                 1994                  1993
- - ------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $   (39,888)          $     8,232

Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                                6,844                 5,363
   Provision (benefit) for deferred income taxes                                 (865)                   52
   Gain on sale of capital equipment                                             (218)                   --
Change in operating assets and liabilities, net
  of effects of acquisition:
   Accounts receivable                                                          7,009               (65,222)
   Inventories                                                                 (7,033)              (48,655)
   Other current assets                                                       (16,897)               (1,238)
   Accounts payable and accrued expenses                                       20,858                80,704
   Income taxes payable                                                       (12,212)                1,522
   Other current liabilities                                                    1,298               (44,322)
   Exchange loss (gain)                                                        (1,354)                1,111
- - -------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                  $   (42,458)          $   (62,453)
=============================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy/GRiD
France's personal computer operations effective September 1, 1993.
In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                                   --           $     8,457
   Note payable                                                                    --                (6,720)
- - -------------------------------------------------------------------------------------------------------------
   Liabilities assumed                                                             --           $     1,737
=============================================================================================================
Tax benefit of employee stock options                                              --           $     1,279
=============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 1994

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of July 2, 1994) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the three-month period ended October 1, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 2, 1994.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the three-month period ended October 1, 1994, the estimated tax benefit rate is less than the U.S. statutory rate primarily due to estimates of the proportion of the Company's fiscal 1995 consolidated income/loss which will be realized in lower rate foreign tax jurisdictions, as well as the Company's inability to benefit all of its deferred tax assets. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the Company's ability to recognize its deferred tax assets and from changes in the mix of income/loss in the various tax jurisdictions and are recognized when known.

  The provision (benefit) for income taxes is computed on the pretax income
(loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets against income is more likely than not.

Acquisitions and Restructuring

  In the fourth quarter of fiscal 1993, the Company acquired certain assets and assumed certain liabilities relating to Tandy Corporation's ("Tandy") personal computer manufacturing operations and the GRiD North American and European sales divisions. On September 1, 1993, the Company also purchased certain assets and assumed certain liabilities of Tandy/GRiD France. The total purchase price (including Tandy/GRiD France) was $111.7 million and included a cash payment of $15 million and a three-year promissory note in the principal amount of $96.7 million. Restructuring charges of $125 million were recorded in the fourth quarter of fiscal 1993 in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations.

     During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. A $12.5 million credit was recognized in the fourth quarter of fiscal 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million remained on the Company's consolidated balance sheet. At October 1, 1994, the Company continues to hold approximately $15 million in accrued restructuring



                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 1994

provisions for the final restructuring activities, which the Company expects to be completed by the end of the third quarter of fiscal 1995. The Company expects these costs to represent a combination of future cash expenditures and asset write-downs necessary to further combine and restructure existing worldwide manufacturing and distribution capacity. On October 14, 1994, the Company announced its plans to consolidate its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility February 1, 1995. The costs for the Fountain Valley closure are included in the remaining restructuring accrual at October 1, 1994.

  The Company believes that its restructuring activities were necessary in order to redeploy and reorganize its worldwide operations after the June 1993 acquisition of Tandy's personal computer operations. No assurances can be given that these restructuring actions will be successful or that similar actions will not be required in the future.

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

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12 complaint was filed in the United States District Court for the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. On
October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California with the title Lisa Brenner v. Bruce Edwards, et al. The October 6th complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The March 3rd, March 14th, September 12th and
October 6th complaints are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

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



                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 1994

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

  The Company has been named as a defendant or co-defendant, frequently with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in thirteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. Such claims are being alleged with increasing frequency regarding the use of various computer products. The claims total approximately $15 million in compensatory damages, $130 million in punitive damages, and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the period covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured against potential losses that may result from these claims. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company is also subject to other legal proceedings and claims which also arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Per Share Information

  Primary earnings (loss) per common share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Fully diluted earnings (loss) per share were antidilutive or not materially different from primary earnings (loss) per share.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- - -----------------------------------------------------------------------------------------------------------
                                                                    October 1,                     July 2,
(In thousands)                                                          1994                         1994
- - -----------------------------------------------------------------------------------------------------------
Purchased parts                                                     $  114,563                   $   99,959
Work in process                                                         39,521                       53,765
Finished goods                                                         186,678                      180,005
- - -----------------------------------------------------------------------------------------------------------
                                                                    $  340,762                   $  333,729
===========================================================================================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 OCTOBER 1, 1994
RESULTS OF OPERATIONS

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                                                                                 Percentage of Net Sales
                                                                                    Three Months Ended
                                                                                ----------------------------
                                                                                October 1,       October 2,
                                                                                   1994             1993
- - ------------------------------------------------------------------------------------------------------------
Net sales                                                                         100.0%           100.0%
Cost of sales                                                                      92.5             83.3
- - ------------------------------------------------------------------------------------------------------------
Gross profit                                                                        7.5             16.7
- - ------------------------------------------------------------------------------------------------------------
Selling and marketing expenses                                                     10.5              8.2
General and administrative expenses                                                 4.5              3.4
Engineering and development expenses                                                2.0              2.0
- - ------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                            (9.5)             3.1
Other expense, net                                                                 (0.6)            (0.7)
- - ------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                 (10.1)             2.4
Provision (benefit) for income taxes                                               (2.0)             0.8
- - ------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  (8.1%)            1.6%
============================================================================================================

Sales

  Net sales for the three-month period ended October 1, 1994 decreased 4% to $495.4 million from $514.4 million in the three-month period ended October 2, 1993. This decline in revenues was primarily due to lower desktop systems sales partially offset by increased shipments of the Company's notebook system products. Unanticipated product development and production delays contributed to lower desktop systems sales. Also contributing to lower revenues were pricing and promotional activities undertaken by the Company prompted by continued industrywide competitive pricing pressures. Going forward, the Company anticipates additional pricing actions as it attempts to maintain its competitive price and performance product mix; however, there can be no assurance that further pricing actions will be effective in stimulating sales growth. The Company shipped 309,000 computer systems in the first three months of fiscal 1995, a decrease of 7% from the 332,000 units shipped in the same prior year period.

  Revenues from desktop system products decreased 7% to $304.2 million for the three-month period ended October 1, 1994 from $327.9 million in the comparable prior year period. Increased sales of the Advantage! (R) 486DX and SX, the BravoTM 486DX and PentiumTM desktops were offset by declines in revenues from the PremmiaTM 486DX and Tandy (R) desktop systems sales. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $2.6 million in the three-month period ended October 1, 1994, compared to $25.0 million in the first three months of fiscal 1994.

  The Company's notebook computer product revenues rose 15% to $120.7 million in the three-month period ended October 1, 1994 from $104.9 million in the comparable prior year period. This increase reflects a 19% increase in unit shipments to 63,000 for the three-month period ended October 1, 1994 from 53,000 in the same prior year period. Notebook systems sales growth occurred in all key notebook product line offerings including Bravo, Advantage! and the AscentiaTM notebook computer lines.

  North American revenues (including Canada) decreased by 9% to $324.5 million during the first three months of fiscal 1995 over the comparable prior year period. Sales to the national distributor channel rose substantially, increasing 87% over the same prior year quarter and accounted for 16% of total North American revenues versus 8% in the comparable fiscal 1994 period. Sales to the independent reseller/dealer channel for the three-month period ended October 1, 1994 rose 2% over the same prior year period and accounted for 49% of total North American revenues. Revenue from the consumer retail channel decreased 26% over the comparable prior year quarter primarily due to lower Tandy branded systems sales. The Company currently anticipates that its second quarter consumer retail channel sales, while up from those recorded in the first quarter, will be below the level recorded in the second quarter of fiscal 1994. Revenue from the original equipment manufacturers ("OEM") channel significantly declined during the first quarter of fiscal 1995 due to the completion of two large OEM contracts in the fourth quarter of fiscal 1994. The Company expects revenues from the OEM channel to represent a smaller portion of its revenue base in fiscal year 1995 compared to fiscal year 1994 as the Company emphasizes its focus on AST (R) brand products. The consumer retail channel and the OEM channel accounted for 33% and 2%, respectively, of total North American revenues during the three-month period ended October 1, 1994.

  First quarter fiscal 1995 international revenues rose 7% to $170.9 million from $159.3 million in the comparable prior year period and accounted for 34% of total fiscal 1995 revenues. The European region provided 63% of total international revenues for the period ended October 1, 1994, a 25% increase over the same period last year. Increased demand for the Company's Bravo 486-based desktop systems and the Bravo and Ascentia notebook systems contributed to the European revenue growth. In addition, the Company established a centralized European manufacturing, distribution and service operation in Limerick, Ireland which began limited desktop production during fiscal year 1994. The Company expects the Ireland facilities to be fully operational by the end of the second quarter of fiscal 1995.

  Pacific Rim revenues totaled $47.6 million in the three-month period ended October 1, 1994, down 23% from the prior year total of $61.6 million. The decline in the fiscal 1995 growth rate was attributable to significantly increased competition within the People's Republic of China ("PRC") and to lower sales to one of the Company's major customers in the first quarter of fiscal 1995 compared to the same period last year. The Company anticipates that these competitive pressures will continue, which may adversely impact the Company's net sales and profitability. Revenues from the Company's Australian subsidiary increased 99% in the first quarter of fiscal 1995 over the same prior year period.

  A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the PRC. Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as competitive pricing, short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could have a corresponding impact on future sales and operating results.

  In the Company's Rest of World region, revenues increased 35% to $15.1 million in the three-month period ended October 1, 1994 compared to the same prior year period. This increase is primarily due to a 47% growth rate in the Company's Middle East operations.

Gross Profit

  Gross profit margins decreased to 7.5% in the three-month period ended October 1, 1994 from 16.7% in the three-month period ended October 2, 1993. This decline in margins was a result of unanticipated product development and production delays, certain component constraints, as well as continued intense industrywide competitive pressures which required pricing reductions at a rate faster than the Company was able to reduce costs. The Company believes that the industry will continue to be characterized by rapid introduction of new products, rapid technological advances and product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. Lower gross margins could also result in decreased liquidity and adversely affect the Company's financial position.

  The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal 1995. During the first quarter of fiscal 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher performance personal computers resulting in continued pricing pressures on both new and older technology products. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's gross margins or profitability.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing the three-month period ended October 1, 1994 to the three-month period ended October 2, 1993, the U.S. dollar declined against nearly all European
currencies.   This year-to-year currency fluctuation resulted in an approximate one percentage point gross margin increase in fiscal year-to-date 1995 results compared to the comparable prior year period.

Operating Expenses

  Total operating expenses increased 20.2% to $84.0 million for the three-month period ended October 1, 1994 from $69.9 million for the three-month period ended October 2, 1993. As a percentage of sales, operating expenses increased to 17.0% from 13.6% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion in anticipation of higher than realized sales.

  Selling and marketing expenses increased 23.3% to $51.9 million for the three months ended October 1, 1994 from $42.1 million in the prior year period. Selling and marketing expenses increased due to higher payroll and related costs consistent with increases in worldwide sales and marketing staff. Enhanced product marketing and dealer promotional activities resulted in higher expenses for cooperative advertising, other promotions and sales literature related to new product introductions. Additionally, the Company's continued focus on increasing brand name awareness led to an increase in media advertising expenses. As a percentage of sales, selling and marketing expenses increased to 10.5% for the period ended October 1, 1994 from 8.2% in the prior year period.

  General and administrative expenses increased by 26.6% to $22.3 million for the three-month period ended October 1, 1994 from $17.6 million in the same fiscal 1994 period. Worldwide expansion, including operations in Ireland and China, resulted in increased payroll and administrative costs. The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses resulting from an expanded patent/trademark portfolio acquired from Tandy. Depreciation and amortization expense rose due to increased goodwill amortization resulting from the fiscal 1994 fourth quarter final purchase price allocation of Tandy Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 4.5% from 3.4% in the comparable prior year period.

  Engineering and development costs declined by 3.3% to $9.9 million for the three-month period ended October 1, 1994 from $10.2 million in the comparable prior fiscal period. Lower payroll and related costs were partially offset by increased engineering material expenses and other professional fees relating to new product development activities. Products introduced in the first quarter of fiscal 1995 included the Advantage! Adventure 4000, the Bravo MS and Premmia MX desktops, the ManhattanTM V and P series of Pentium-based servers and the Ascentia 800N value notebook. As a percentage of sales, engineering and development expenses were constant at 2.0%.

Other Income and Expense

  For the three-month period ended October 1, 1994, the Company had net interest expense of $2.8 million compared to $1.4 million in the corresponding fiscal 1994 period. Interest expense increased as a result of the additional interest expense related to the note payable to Tandy, the debt associated with the Company's December 1993 issuance of Liquid Yield Option Notes and increased utilization of the Company's bank credit facilities.

  In the first three months of fiscal 1995, the Company recognized net other expenses of $.3 million compared to $2.2 million for the same fiscal 1994 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 20% for the quarter ended October 1, 1994. This compares to an effective income tax provision of 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets. The realization of deferred tax assets is in large part dependent on future earnings, the timing and amount of which may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent the Company does not ultimately realize future taxable income or cannot reasonably expect future taxable income, the Company's effective tax rate may be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $392.8 million at October 1, 1994 included cash and cash equivalents of $100.7 million compared to working capital of $434.5 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $50.0 million at both October 1, 1994 and July 2, 1994. During the first three months of fiscal 1995, the Company used $42.5 million of cash principally to fund its operating loss for the quarter.

  Net cash used in investing activities decreased during fiscal 1995 compared with fiscal 1994, primarily due to a one-time cash payment of $15 million related to the Tandy/GRiD acquisition recorded during the first quarter of fiscal 1994, partially offset by an increase in capital expenditures in fiscal 1995. Capital expenditures totaled $8.6 million in the first three months of fiscal 1995 and consisted primarily of additions to plant and engineering equipment.

  The Company intends to fund its fiscal 1995 cash requirements through a combination of cash on hand, cash provided by operations, available borrowings under its committed revolving credit facilities and uncommitted money market lines, and possible future public or private debt and/or equity offerings. At October 1, 1994, the Company had available a $300 million unsecured committed revolving credit facility with a final maturity date of September 30, 1996.
This revolving credit agreement allows the Company to borrow, subject to certain leverage and total debt restrictions, at rates based upon the bank's reference rate, or a spread of .625% over the LIBOR rate, .75% over the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At October 1, 1994, there was $45 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. The Company also had $5 million outstanding under an uncommitted money market line of credit. The Company expects that it will continue to incur short-term borrowings in order to finance working capital and capital expenditure requirements. The Company also has various additional letter of credit facilities available for use by the Company and its subsidiaries. The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing.

  On September 28, 1994, the Company obtained a waiver to its $300 million unsecured revolving credit facility from the banks participating in the credit facility. This agreement waived certain financial covenants for the last day of the fiscal quarter ending October 1, 1994 and a potential event of default under the credit agreement for the period of October 1, 1994 through December 30, 1994. While the Company has not been in default and is currently not in default on its $300 million revolving credit agreement, the Company will likely be in default at December 31, 1994, under the existing terms of the credit agreement due to its net loss for the fiscal quarter ended October 1, 1994. Accordingly, the Company must either obtain an additional waiver agreement or amend the terms of the credit agreement to prevent an event of default from occurring at December 31, 1994. The Company is currently in negotiations with the bank participants in the revolving credit agreement and currently has no reason to believe that it will not be able to either renegotiate the terms of the credit agreement or obtain a waiver to cure or avoid any potential defaults under the existing terms of the credit agreement due to the Company's recent financial performance. However, no assurance can be given that such an amendment or waiver will be obtained.

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

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. The total accreted value of the LYONs at October 1, 1994 is $114,666,300.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the availability and cost of components, the Company's ability to timely develop and produce commercially viable products, the Company's ability to manage expense levels in response to more competitive gross profit margins, the continued financial strength of the Company's dealers and distributors, the Company's ability to accurately anticipate customer demand, and the Company's ability to successfully complete the integration of the acquired Tandy/GRiD operations into the Company's business model.

  The Company's future success is highly dependent upon its ability to continue to timely produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will continue to be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner, or that such products will receive favorable market acceptance. The Company regularly introduces new products designed to replace existing products. While the Company closely monitors new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales and profitability. In addition, if the Company is unable to accurately anticipate the customer demand shift from 486-based systems to systems utilizing Pentium processors, the product life cycles of the Company's 486-based systems could be shortened which may require additional inventory valuation reserves and could have a material adverse effect on the Company's net sales and profitability.

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

  The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the acquisition of manufacturing facilities both in the PRC and Ireland, production capacity should be sufficient to support anticipated increases in unit volumes. The Company also expects that gross inventory levels will increase to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations. Additionally, if the Company is unable to bring its new Texas and Ireland manufacturing operations into full production, this could also adversely impact the Company's net sales, gross profit and profitability.

  The Company's overall operating income varies within each geographic region. Historically, the Company's Americas and Pacific Rim regions have made the primary contributions to the Company's profitability. Therefore, should the Company experience significant revenue and/or profitability declines in either region, this could significantly impact the Company's overall net sales and profitability.

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

  The Company's international operations may also be affected by changes in United States trade relationships, increased competition and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Any significant change in United States trade relations or the economic stability of foreign locations in which the Company sells its products could have an adverse effect on the Company's net sales and profitability.

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company may be notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computers will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or, if successful, would not have a material adverse effect on the Company's business operations and profitability.

  The Company's ability to compete is highly dependent upon its financial strength and its ability to adequately fund its operations. The Company's sources of financing include cash on hand, cash provided from operations, borrowings under its committed revolving credit facility and possible future public or private debt and/or equity offerings. The Company's future success is directly dependent upon its continued access to sources of financing. While the Company closely monitors its financing requirements to ensure that it has adequate financial resources available, there can be no assurance that financing sources will continue to be available to the Company which, if unavailable, could have a material adverse effect on the Company's business operations.

  The Company's primary means of distribution remains third-party computer resellers and consumer channels. While the Company continuously monitors and manages the credit it extends to resellers to limit its credit risk, the Company's business could be adversely affected in the event that the financial condition of third-party computer resellers weakens. In the event of the financial failure of a major reseller, the Company would experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable.

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

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12 complaint was filed in the United States District Court for the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. On
October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California with the title Lisa Brenner v. Bruce Edwards, et al. The October 6th complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The March 3rd, March 14th, September 12th and
October 6th complaints are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

  The Company received a confidential inquiry letter dated October 19, 1994 from the Securities and Exchange Commission ("SEC"). The letter asked for documents and information relating to the restructuring charge taken by the Company as of June 30, 1993 and subsequent reevaluations of assets acquired and liabilities assumed as a result of the 1993 transaction with Tandy. The letter stated that it should not be construed as an adverse reflection on any person, entity or security, or as an indication by the SEC or its staff that any violation of law has occurred. The Company is cooperating with the SEC in this informal inquiry.

  The Company received an inquiry letter dated October 21, 1994 from the National Association of Securities Dealers, Inc. ("NASD"). The letter asked for documents and information relating to events surrounding the Company's
August 31, 1994 announcement that it anticipated lower first quarter performance. The letter stated that the documents and information were for a routine review of trading in the Company's stock surrounding the August 31, 1994 announcement. The Company is cooperating with the NASD in this inquiry.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            3.1.1   Certificate of Amendment of Certificate of
                    Incorporation of AST Research, Inc., a Delaware corporation, filed November 3, 1994.
            11.     Computation of Net Income (Loss) Per Share.

      (b)   Reports on Form 8-K

                    On July 12, 1994, the Company filed a report on Form 8-K
            reporting under Item 5 thereof regarding the appointment of James T.
            Schraith as President and Chief Operating Officer and Bruce C. Edwards
            as Executive Vice President, effective July 7, 1994, and the election of both James T. Schraith and Bruce C. Edwards to the Board of Directors,
            effective July 11, 1994.

AST and Advantage! are registered trademarks of AST Research, Inc. Ascentia, Bravo, Premmia and Manhattan are trademarks of AST Research, Inc. Pentium is a trademark of Intel Corporation. Tandy is a registered trademark of Tandy Corporation. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners.


                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AST Research, Inc.
                                             (Registrant)


Date: November 11, 1994                   /s/ Bruce C. Edwards
                                         Bruce C. Edwards
                                         Executive Vice President
                                           and Chief Financial Officer