Form 10-Q
period 1994-12-31
AST RESEARCH INC /DE/
filed 1995-02-14
CIK 725182

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

      FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1994

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO_______________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 32,376,500 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 27, 1995.

________________________________________________________________________________
________________________________________________________________________________

                               AST RESEARCH, INC.
                                      INDEX


                                                                                                     Page
                                                                                                     ----
        PART I.   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                         Consolidated Balance Sheets
                            at December 31, 1994 (Unaudited)
                            and July 2, 1994                                                            3

                         Consolidated Statements of Operations
                            (Unaudited) for the three months and six months ended
                            December 31, 1994 and January 1, 1994                                       4

                         Consolidated Statements of Cash Flows
                            (Unaudited) for the six months ended
                            December 31, 1994 and January 1, 1994                                     5-6

                         Notes to Consolidated Financial
                            Statements (Unaudited)                                                    7-9


           Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                                                 10-17



        PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                  18

           Item 4.  Submission of Matters to a Vote of Security Holders                                19

           Item 5.  Other Information                                                                  20

           Item 6.  Exhibits and Reports on Form 8-K                                                   20



        SIGNATURES                                                                                     20

                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------
                                                                   December 31,             July 2,
                                                                       1994                   1994
(In thousands, except share amounts)                               (Unaudited)
- ----------------------------------------------------------------------------------------------------

ASSETS
 Current assets:
   Cash and cash equivalents                                    $     68,654            $   153,118
   Accounts receivable, net of allowance for
     doubtful accounts of $17,920 at December 31, 1994
     and $17,564 at July 2, 1994                                     375,087                326,057
   Inventories                                                       351,362                333,729
   Deferred income taxes                                              49,690                 43,266
   Other current assets                                               14,780                  9,797
- -----------------------------------------------------------------------------------------------------
        Total current assets                                         859,573                865,967

 Property and equipment                                              166,227                159,530
 Accumulated depreciation and amortization                           (62,259)               (56,089)
- -----------------------------------------------------------------------------------------------------
 Net property and equipment                                          103,968                103,441

 Goodwill, net of accumulated amortization of $7,656
   at December 31, 1994 and $4,387 at July 2, 1994                    58,412                 61,912
 Other assets                                                          9,495                  6,992
- -----------------------------------------------------------------------------------------------------
                                                                $  1,031,448            $ 1,038,312
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                        $     75,000            $    50,000
   Accounts payable                                                  252,579                209,579
   Accrued salaries, wages and employee benefits                      19,952                 21,465
   Other accrued liabilities                                         113,351                112,096
   Income taxes payable                                               23,540                 37,955
   Current portion of long-term debt                                     398                    398
- -----------------------------------------------------------------------------------------------------
        Total current liabilities                                    484,820                431,493

 Long-term debt                                                      218,158                215,294
 Deferred income taxes and other non-current liabilities               6,328                  7,571

 Commitments and contingencies

 Shareholders' equity:
   Common stock, par value $.01; 200,000,000 shares
     authorized, 32,374,200 shares issued and
     outstanding at December 31, 1994 and 32,333,750
     shares at July 2, 1994                                              324                    323
   Additional capital                                                141,814                141,424
   Retained earnings                                                 180,004                242,207
- -----------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   322,142                383,954
- -----------------------------------------------------------------------------------------------------
                                                                $  1,031,448            $ 1,038,312
=====================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- -----------------------------------------------------------------------------------------------
                                          Three Months Ended             Six Months Ended
                                        ------------------------      ----------------------
                                        Dec. 31,       Jan. 1,      Dec. 31,         Jan. 1,
(In thousands, except per share amounts)  1994          1994         1994             1994
- -----------------------------------------------------------------------------------------------
Net sales                              $   640,159   $   677,011  $  1,135,605     $  1,191,420
Cost of sales                              573,841       562,445     1,031,988          990,954
- -----------------------------------------------------------------------------------------------
Gross profit                                66,318       114,566       103,617          200,466

Selling and marketing expenses              58,548        53,022       110,413           95,093

General and administrative expenses         22,475        19,698        44,752           37,288

Engineering and development expenses         8,648        10,403        18,550           20,647
- -----------------------------------------------------------------------------------------------
Total operating expenses                    89,671        83,123       173,715          153,028
- -----------------------------------------------------------------------------------------------
Operating income (loss)                    (23,353)       31,443       (70,098)          47,438

Interest income                                523           373         1,007              627

Interest expense                            (3,603)       (2,581)       (6,892)          (4,186)

Other expense, net                          (1,461)       (2,064)       (1,771)          (4,235)
- ------------------------------------------------------------------------------------------------
Income (loss) before income taxes          (27,894)       27,171       (77,754)          39,644

Provision (benefit) for income taxes        (5,579)        9,238       (15,551)          13,479
- ------------------------------------------------------------------------------------------------
Net income (loss)                      $   (22,315)  $    17,933   $   (62,203)    $     26,165
================================================================================================
Net income (loss) per share:
        Primary                        $      (.69)  $       .55   $     (1.92)    $        .81
        Fully diluted                  $      (.69)  $       .54   $     (1.92)    $        .79
================================================================================================
Shares used in computing net
  income (loss) per share:
        Primary                             32,369        32,454        32,358           32,228
        Fully diluted                       32,369        33,404        32,358           33,195
================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended
                                                                           -----------------------------------
                                                                           December 31,            January 1,
(In thousands)                                                                 1994                   1994
- --------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                                         $   1,088,368          $   1,055,099
   Cash paid to suppliers and employees                                    (1,175,936)            (1,091,042)
   Interest received                                                            1,122                    614
   Interest paid                                                               (4,697)                (2,166)
   Income tax refunds received                                                  3,322                  1,130
   Income taxes paid                                                           (9,435)                (8,706)
   Other cash received (paid)                                                   2,784                 (5,137)
- --------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                   (94,472)               (50,208)

Cash flows from investing activities:
   Payment related to Tandy/GRiD acquisition                                        -                (15,000)
   Purchases of capital equipment                                             (15,220)               (11,186)
   Proceeds from disposition of capital equipment                               2,029                    530
   Sales (purchases) of other assets                                           (1,559)                   470
- --------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                   (14,750)               (25,186)

Cash flows from financing activities:
   Short-term borrowings, net                                                  25,000                 (9,195)
   Repayment of long-term debt                                                   (226)                  (121)
   Proceeds from issuance of long-term debt, net                                    -                108,733
   Proceeds from issuance of common stock                                         391                  1,410
- --------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                25,165                100,827

Effect of exchange rate changes on cash and cash equivalents                     (407)                (1,606)
- --------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (84,464)                23,827

Cash and cash equivalents at beginning of period                              153,118                121,600
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $      68,654          $     145,427
==============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
- --------------------------------------------------------------------------------------------------
                                                                         Six Months Ended
                                                                   -------------------------------
                                                                   December 31,         January 1,
(In thousands)                                                         1994                1994
- --------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   (62,203)        $   26,165

Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                       14,314             11,154
   Provision (benefit) for deferred income taxes                       (7,101)               979
   Gain on sale of capital equipment                                     (435)                 -
Change in operating assets and liabilities, net
  of effects of acquisition:
   Accounts receivable                                                (45,975)          (127,863)
   Inventories                                                        (17,633)            38,205
   Other current assets                                                (8,151)             1,119
   Accounts payable and accrued expenses                               52,952             41,631
   Income taxes payable                                               (14,415)            (1,010)
   Other current liabilities                                           (2,941)           (44,933)
   Exchange loss (gain)                                                (2,884)             4,345
- -------------------------------------------------------------------------------------------------
   Net cash used in operating activities                          $   (94,472)        $  (50,208)
=================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy/GRiD
France's personal computer operations effective September 1, 1993.
In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                            -         $   10,171
   Note payable                                                             -             (6,720)
- -------------------------------------------------------------------------------------------------
   Liabilities assumed                                                      -         $    3,451
=================================================================================================
Tax benefit of employee stock options                                       -         $    1,823
=================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of July 2, 1994) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the three and six month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 2, 1994.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the six-month period ended December 31, 1994, the estimated tax benefit rate is less than the U.S. statutory rate primarily due to estimates of the proportion of the Company's fiscal 1995 consolidated income/loss which will be realized in lower rate foreign tax jurisdictions, as well as the Company's inability to benefit all of its deferred tax assets. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the Company's ability to recognize its deferred tax assets and from changes in the mix of income/loss in the various tax jurisdictions within which the Company operates. Such differences are recognized when known.

  The provision (benefit) for income taxes is computed on the pretax income
(loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," that the ultimate realization of net deferred tax assets is more likely than not.

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

  During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the




                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994

remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. In October 1994, the Company announced plans to consolidate its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility February 1, 1995. During the first six months of fiscal 1995, the Company incurred cash expenditures of approximately $.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At December 31, 1994, approximately $14.5 million of restructuring accruals remained for final restructuring activities, which the Company expects to be completed by the end of the fourth quarter of fiscal 1995. The Company expects these costs to represent a combination of future cash expenditures and asset write-downs necessary to combine and restructure existing worldwide manufacturing and distribution capacity, including the closure of its Fountain Valley facility.

  The Company believes that its restructuring activities were necessary in order to redeploy and reorganize its worldwide operations after the June 1993 acquisition of Tandy's personal computer operations. However, no assurances can be given that these restructuring actions will be successful or that similar actions will not be required in the future.

Contingencies

  In June 1989, Texas Instruments Inc. ("TI") advised the Company that it believed certain AST(R) computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation (the "California action") in the U.S. District Court for the Central District of California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing AST patents and that certain TI patents are invalid or inapplicable. TI has alleged in the California action that the Company is infringing patents owned by TI. On August 26, 1994, TI filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging infringement of patents in addition to those asserted by TI in the California action. These litigations with TI were settled on February 7, 1995 and a Settlement Agreement and Release was entered into by the parties. The Settlement Agreement and Release includes, in part, a patent cross-license agreement between AST and TI for the calendar years 1995 through 2000, and requires periodic royalty payments from AST to TI.

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Securities Litigation. The AST Securities Litigation and Kornfeld cases are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.




                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994

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

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in twelve similar lawsuits, each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other computer companies. The claims total in excess of $100 million in compensatory and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the period covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured against potential losses that may result from these claims. Should the Company not be successful in defending against such lawsuits or not be entitled to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Per Share Information

  Primary earnings (loss) per common share for fiscal 1995 and 1994 have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. In fiscal 1994, the fully diluted per share calculation assumes, in addition to the above, (i) that the Company's Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, and (ii) the potential additional dilutive effect of stock options. In fiscal 1995, fully diluted earnings (loss) per share were antidilutive.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- -----------------------------------------------------------------------------------------------------------
                                                                   December 31,                    July 2,
(In thousands)                                                          1994                         1994
- -----------------------------------------------------------------------------------------------------------
Purchased parts                                                     $   93,762                   $   99,959
Work in process                                                         51,136                       53,765
Finished goods                                                         206,464                      180,005
- -----------------------------------------------------------------------------------------------------------
                                                                    $  351,362                   $  333,729
===========================================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1994
RESULTS OF OPERATIONS

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                                               Percentage of Net Sales           Percentage of Net Sales
                                                  Three Months Ended                 Six Months Ended
                                               -----------------------------------------------------------
                                               Dec. 31,         Jan. 1,          Dec. 31,         Jan. 1,
                                                 1994             1994             1994             1994
- ----------------------------------------------------------------------------------------------------------
Net sales                                       100.0%           100.0%           100.0%           100.0%
Cost of sales                                    89.6             83.1             90.9             83.2
- ----------------------------------------------------------------------------------------------------------
Gross profit                                     10.4             16.9              9.1             16.8
- ----------------------------------------------------------------------------------------------------------
Selling and marketing expenses                    9.1              7.9              9.7              8.0
General and administrative expenses               3.5              2.9              4.0              3.1
Engineering and development expenses              1.4              1.5              1.6              1.7
- ----------------------------------------------------------------------------------------------------------
Operating income (loss)                          (3.6)             4.6             (6.2)             4.0
Other expense, net                               (0.8)            (0.6)            (0.6)            (0.7)
- ----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                (4.4)             4.0             (6.8)             3.3
Provision (benefit) for income taxes             (0.9)             1.4             (1.3)             1.1
- ----------------------------------------------------------------------------------------------------------
Net income (loss)                                (3.5%)            2.6%            (5.5%)            2.2%
==========================================================================================================

Sales

  Net sales for the six-month period ended December 31, 1994 decreased 5% to $1.136 billion from $1.191 billion in the six-month period ended January 1, 1994. This decline in revenues was primarily due to lower 386 and 486 desktop systems sales and decreased shipments of the Company's notebook system products. The Company has experienced unanticipated product development and production delays over the prior two quarters which have contributed to lower systems sales. In addition, continued industrywide competitive pricing pressures have prompted aggressive pricing and promotional activities which have further reduced total revenues. The Company anticipates that additional pricing actions will be necessary as it attempts to maintain its competitive price and performance product profile; however, there can be no assurance that future pricing actions will be effective in stimulating sales growth. The Company shipped 707,000 computer systems in the first six months of fiscal 1995, a decrease of 6% from the 752,000 units shipped in the same prior year period.

  Revenues from desktop system products decreased 2% to $765 million for the six-month period ended December 31, 1994 from $780 million in the comparable prior year period. Increased sales of the Advantage!(R) 486DX and the BravoTM 486DX were offset by declines in revenues from the Advantage! and Bravo
486SX, PremmiaTM 486DX and Tandy(R) desktop systems sales. Decreased sales of the Company's 486-based desktop systems reflected the shift in demand toward the PentiumTM desktop systems which accounted for 16% of total desktop systems sales for the six-month period ended December 31, 1994 versus 3% in the comparable fiscal 1994 period. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $3 million in the six-month period ended December 31, 1994, compared to $41 million in the first six months of fiscal 1994.

  The Company's notebook computer product revenues declined 7% to $235 million in the six-month period ended December 31, 1994 from $252 million in the comparable prior year period. This decrease reflects a 8% reduction in unit shipments to 115,000 for the six-month period ended December 31, 1994 from 125,000 in the same prior year period. Increased AscentiaTM 486SLE notebook systems sales were offset by declines in revenues from the Bravo and Advantage! 486SX lines of notebook computers and the PowerExecTM notebook product line.

  North American revenues (including Canada) decreased by 16% to $675 million during the first six months of fiscal 1995 from the comparable prior year period. Revenue from the consumer retail channel decreased 20% from the comparable prior year period and accounted for 37% of total North American revenues. Revenues related to Tandy branded systems sales are primarily responsible for year-over-year decreased sales in the consumer retail channel. Sales to the independent reseller/dealer channel for the six-month period ended December 31, 1994 decreased 5% over the same prior year period and accounted for 48% of total North American revenues versus 42% in the comparable fiscal 1994 period. Revenue from the original equipment manufacturers ("OEM") channel declined significantly during the first six months of fiscal 1995 due to the completion of two large OEM contracts in the fourth quarter of fiscal 1994. The Company expects revenues from the OEM channel to represent a smaller portion of its revenue base in fiscal year 1995 compared to fiscal year 1994 as the Company focuses on AST(R) branded products. Within the overall decrease in North American revenues, sales to the national distributor channel grew slightly, increasing 3% over the same prior year period. The national distributor channel and the OEM channel accounted for 13% and 2%, respectively, of total North American revenues during the six-month period ended December 31, 1994.

  Six month fiscal 1995 international revenues rose 20% to $461 million from $385 million in the comparable prior year period and accounted for 41% of total fiscal 1995 revenues. The European region provided 66% of total international revenues for the six-month period ended December 31, 1994, a 30% increase over the same period last year. The United Kingdom and Sweden continued to be major contributors to total European revenues with significant fiscal 1995 revenue growth also occurring in Italy and Switzerland. Increased demand for the Company's Advantage and Bravo 486-based desktop systems, Pentium desktops and the Ascentia notebook systems contributed to the European revenue growth. In January 1994, the Company established a centralized European manufacturing, distribution and service operation in Limerick, Ireland. During the second quarter of fiscal 1995, the new Ireland facility manufactured nearly all of the desktop production requirements for the European region.

  Pacific Rim revenues totaled $128 million in the six-month period ended December 31, 1994, up 3% from the prior year total of $125 million. A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the People's Republic of China ("PRC"). Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. The current trade dispute between the United States and China may result in trade sanctions which could have an adverse impact on the Company's future sales and/or operations. Economic factors such as competitive pricing, short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could also have a corresponding impact on future sales and operating results. Although Pacific Rim revenues rose during the six-month period ended December 31, 1994, revenues to the PRC declined 32% compared to the same prior year period. This decline was attributable to significantly increased competition and to lower first quarter sales to one of the Company's major customers within this region. The Company anticipates that these competitive pressures will continue and may adversely impact the Company's net sales and profitability. Revenues from the Company's Australian subsidiary increased 94% in the first six months of fiscal 1995 over the same prior year period.

  In the Company's Rest of World region, revenues increased 9% to $29 million in the six-month period ended December 31, 1994 compared to the same prior year period. This increase is primarily due to a 15% growth rate in the Company's Middle East operations and a 19% growth rate in Latin America. However, economic risks in Mexico as well as in other less developed countries, such as the recent Mexican currency devaluation, could have a corresponding impact on future sales and operating results in various less developed regions of the world.

  Revenues for the quarter ended December 31, 1994 decreased 5% to $640 million from $677 million in the quarter ended January 1, 1994 due primarily to lower notebook systems sales. Second quarter fiscal 1995 international revenues of $290 million were 28% higher than the comparable prior year quarter, while North American revenues decreased 22% to $350 million. During the second quarter of fiscal 1995, the Company began shipments of the Bravo MS-T minitower and the Bravo MS-L low-profile desktop. The Company also shipped new models of the ManhattanTM V and P series of Pentium-based servers, as well as the Ascentia 810N value notebook.


Gross Profit

  Gross profit margins decreased to 9.1% in the six-month period ended December 31, 1994 from 16.8% in the six-month period ended January 1, 1994. This decline in margins resulted primarily from unanticipated product development and production delays, manufacturing related costs associated with product transitions and continued intense industrywide competitive pricing pressures. The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence.

  The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal 1995. During the first six months of fiscal 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins or profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing the six-month period ended December 31, 1994 to the six-month period ended January 1, 1994, the U.S. dollar declined against nearly all European
currencies.   This year-to-year currency fluctuation resulted in approximately a two percentage point gross margin increase in fiscal year-to-date 1995 results compared to the same prior year period. Currency fluctuations also resulted in increased second quarter fiscal 1995 gross margins by approximately two percentage points when compared to results of currency fluctuations in the prior year second quarter.

Operating Expenses

  Total operating expenses increased 13.5% to $173.7 million for the six-month period ended December 31, 1994 from $153.0 million for the six-month period ended January 1, 1994. As a percentage of sales, operating expenses increased to 15.3% from 12.8% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion in anticipation of higher than realized sales.

  Selling and marketing expenses increased 16.1% to $110.4 million for the six months ended December 31, 1994 from $95.1 million in the prior year period. Selling and marketing expenses increased due to higher payroll costs consistent with increases in worldwide sales and marketing staff. Enhanced product marketing and dealer promotional activities resulted in higher expenses for other promotions and sales literature related to new product introductions. Additionally, the Company's continued focus on increasing brand name awareness led to an increase in media advertising expenses. As a percentage of sales, selling and marketing expenses increased to 9.7% for the six-month period ended December 31, 1994 from 8.0% in the comparable prior year period.

  General and administrative expenses increased by 20.0% to $44.8 million for the six-month period ended December 31, 1994 from $37.3 million in the same fiscal 1994 period. Worldwide expansion, including operations in China, Ireland, Korea and the Netherlands, resulted in increased payroll and administrative costs. The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses primarily resulting from an expanded patent/trademark portfolio. Depreciation and amortization expense rose due to a larger fixed asset base and increased goodwill amortization resulting from the acquisition of Tandy Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 4.0% in the first six months of fiscal 1995 from 3.1% in the comparable prior year period.

  Engineering and development costs declined by 10.2% to $18.6 million for the six-month period ended December 31, 1994 from $20.6 million in the comparable prior fiscal period. Lower payroll and employee benefit costs were partially offset by increased engineering material expenses and other professional fees relating to new product development activities. Products introduced in the first six months of fiscal 1995 included the Advantage! Adventure 4000 and Advantage! 6000 multimedia desktops, Advantage! 8000 minitower, the Bravo MS and Premmia MX desktops, the Bravo MS-T minitower and the Bravo MS-L low-profile desktop, the Manhattan V, P and G series of Pentium-based servers and the Ascentia 800N and 810N value notebooks. As a percentage of sales, engineering and development expenses declined to 1.6% for the period ended December 31, 1994 from 1.7% in the comparable prior year period.

  Total operating expenses for the quarter ended December 31, 1994 increased 7.9% to $89.7 million from $83.1 million in the same fiscal 1994 quarter. As a percentage of sales, operating expenses increased to 14.0% from 12.3% in the prior year quarter. The overall increase in spending is primarily due to increased payroll costs consistent with the Company's worldwide expansion and expanded sales and marketing activities.

Other Income and Expense

  For the six-month period ended December 31, 1994, the Company had net interest expense of $5.9 million compared to $3.6 million in the corresponding fiscal 1994 period. Interest expense increased as a result of the additional interest expense related to the note payable to Tandy, the debt associated with the Company's December 1993 issuance of Liquid Yield Option Notes and increased utilization of the Company's bank credit facilities.

  In the first six months of fiscal 1995, the Company recognized net other expenses of $1.8 million compared to $4.2 million for the same fiscal 1994 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 20% for the six-month period ended December 31, 1994. This compares to an effective income tax provision of 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The realization of deferred tax assets is in large part dependent on future taxable income. To the extent that the Company does not ultimately realize future taxable income, the Company's effective tax rate may be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $374.8 million at December 31, 1994 included cash and cash equivalents of $68.7 million compared to working capital of $434.5 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $75.0 million and $50.0 million at December 31, 1994 and July 2, 1994, respectively. During the first six months of fiscal 1995, the Company used $94.5 million of cash to fund its operating loss for the period, as well as increased levels of accounts receivable consistent with increased international sales levels.

  Net cash used in investing activities decreased during fiscal 1995 compared with fiscal 1994, primarily due to a one-time cash payment of $15 million related to the Tandy/GRiD acquisition recorded during the first quarter of fiscal 1994, partially offset by an increase in capital expenditures and increased purchases of other assets in fiscal 1995. Capital expenditures totaled $15.2 million in the first six months of fiscal 1995 compared to $11.2 million in the prior year period and consisted primarily of additions to plant and engineering equipment in the Far East and Ireland.

  The Company intends to fund its fiscal 1995 cash requirements through a combination of cash on hand, cash provided by operations, available borrowings under its committed revolving credit facilities, and possible future public or private debt and/or equity offerings. On December 23, 1994, the Company amended its $300 million unsecured committed revolving credit agreement by reducing the total amount of the facility to $225 million and securing the credit facility with a pledge of all of the Company's domestic United States assets. The amended agreement also changed certain financial covenants, thereby preventing a possible event of default under the prior agreement due to the Company's net loss for the quarter ended December 31, 1994. The amended revolving credit agreement retains the original maturity date of September 30, 1996 and allows the Company to borrow, subject to certain leverage and borrowing base restrictions, at rates based upon the bank's reference rate, or a spread over the LIBOR rate, the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At December 31, 1994, there was $70 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. Under the terms of the amended credit agreement, the Company had the ability at December 31, 1994, to utilize a total of $152 million under the agreement. The Company also had $5 million outstanding under an uncommitted money market line of credit at December 31, 1994. The Company also has various letter of credit facilities available for use by the Company and its subsidiaries.

  On February 9, 1995, the Company and four of its subsidiaries entered into a $50 million committed revolving credit agreement provided by one bank. This credit facility is guaranteed by the Company and is available for use by certain subsidiaries of the Company. Drawings by subsidiaries of the Company can be made available to the Company for use in its operations. Under the terms of the agreement the Company has the ability to initially utilize $25 million of the new facility. The second $25 million will be available upon completion of certain conditions, which include, among others, the granting of certain security interests to the bank which the Company expects to complete within 60 days. This new credit facility may only be utilized after the borrowing availability under the amended $225 million revolving credit agreement is fully utilized. The financial covenants of the new $50 million credit agreement are similar to those of the amended $225 million credit agreement. This new facility has an expiration date of August 9, 1995.

  The Company will continue to incur short-term borrowings in order to finance working capital and capital expenditure requirements. The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. The Company is actively pursuing additional sources of financing which it believes are necessary for the continued growth of the Company. Efforts include the structuring of a non-U.S. based trade receivables securitization financing as well as potential equity investments in the Company. On February 9, 1995, the Company announced that it is in discussions with certain parties, including Samsung Electronics Co., Ltd., regarding a potentially significant minority investment in the Company and possible strategic business arrangements. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining additional sources of financing or reach any agreements with certain parties regarding any potential equity investments in the Company. If the Company is unable to maintain access to its existing financing sources or is unable to obtain new sources, the Company's ongoing operations would be adversely impacted. In addition, continued financial losses by the Company will likely make it more difficult for the Company to access external financing sources, which would also adversely impact the Company's ongoing operations.

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. The interest rate has been adjusted to 4.94% per annum, effective July 11, 1994, and will be adjusted once more on July 11, 1995 to the lower of either 5% or the "lowest three month rate" within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once a year on July 11th and there are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase its LYON on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. The total accreted value of the LYONs at December 31, 1994 is $117.7 million.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the availability and cost of components, the Company's ability to timely develop and produce commercially viable products, the Company's ability to manage expense levels in response to lower gross profit margins, the Company's ability to maintain access to external financing sources and its financial liquidity, the continued financial strength of the Company's dealers and distributors, the Company's ability to accurately anticipate customer demand, and the Company's ability to successfully complete the integration of the acquired Tandy/GRiD operations into the Company's business model.

  The Company's future success is highly dependent upon its ability to produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company closely monitors new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability as it did in the first quarter of fiscal 1995. In addition, if the Company is unable to accurately anticipate the customer demand shift from 486-based systems to systems utilizing Pentium processors, the product life cycles of the Company's 486-based systems could be shortened, which may require additional inventory valuation reserves and may have a material adverse effect on the Company's net sales, cash flow and profitability.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as Dynamic Random Access Memories and high quality liquid crystal display screens. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves several risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

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

  The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the acquisition of manufacturing facilities both in the PRC and Ireland, production capacity should be sufficient to support anticipated increases in unit volumes. The Company also expects that gross inventory levels will increase to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations. Additionally, if the Company is unable to bring its Texas manufacturing operation into full production, this could adversely impact the Company's net sales, gross profit and profitability.

  General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales in the second quarter of the fiscal year due to holiday demand for some of its products in the consumer retail channel. The continued expansion of the consumer retail business is likely to result in the increased seasonality of the Company's business and its financial results being more dependent on retail business fluctuations.

  The Company's overall operating income varies within each geographic region. Historically, the Company's Americas and Pacific Rim regions have made the primary contributions to the Company's profitability. Therefore, should the Company continue to experience significant revenue and/or profitability declines in either region, this could significantly impact the Company's overall net sales and profitability.

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

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its committed revolving credit facilities and possible future public or private debt and/or equity offerings. The Company's future success is dependent upon its continued access to sources of financing. The Company is actively pursuing additional sources of financing which it believes are necessary for the continued growth of the Company. While the Company is pursuing various alternatives, there can be no assurance that such efforts will be successful. In the event the Company is unable to maintain access to its existing financing sources or is unable to obtain new sources, there would be a material adverse effect on the Company's business operations.

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




                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In June 1989, Texas Instruments Inc. ("TI") advised the Company that it believed certain AST computer products infringe certain TI patents. On January 4, 1994, the Company initiated litigation (the "California action") in the U.S. District Court for the Central District of California against TI alleging certain violations of licensing agreements, federal antitrust laws and the California Unfair Practices Act. In addition, the Company alleged that TI is infringing AST patents and that certain TI patents are invalid or inapplicable. TI has alleged in the California action that the Company is infringing patents owned by TI. On August 26, 1994, TI filed a lawsuit in the U.S. District Court for the Eastern District of Texas against the Company alleging infringement of patents in addition to those asserted by TI in the California action. These litigations with TI were settled on February 7, 1995 and a Settlement Agreement and Release was entered into by the parties. The Settlement Agreement and Release includes, in part, a patent cross-license agreement between AST and TI for the calendar years 1995 through 2000, and requires periodic royalty payments from AST to TI.

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Securities Litigation. The AST Securities Litigation and Kornfeld cases are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.

  The Company received an inquiry letter dated December 20, 1994 from the Office of Consumer Affairs of the Securities and Exchange Commission ("SEC"). The letter asked for a report and documentation concerning a September 1, 1994 newspaper article on the Company's August 31, 1994 announcement that it anticipated lower first quarter performance. The Company is cooperating with the SEC in this inquiry.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 1994 Annual Meeting of Stockholders was held on October 27, 1994 in Newport Beach, California. Matters submitted to a vote of security holders included:

       (1) The election of the following seven directors to hold office until the next annual meeting and until their successors are elected and duly qualified:

                    Safi U. Qureshey     Carmelo J. Santoro
                    Bruce C. Edwards     James T. Schraith
                    Richard J. Goeglein  Delbert W. Yocam
                    Jack W. Peltason

       (2) The approval of the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock.

                    In Favor        19,649,633
                    Opposed         10,244,512
                    Abstentions        129,685

       (3) The approval of the amendment of the Company's Certificate of Incorporation to establish the size of the Board.
                    In Favor        24,459,727
                    Opposed          4,171,920
                    Abstentions        139,327
                    Broker Non-Votes 1,252,856

       (4) The approval of the AST Research, Inc. Performance Based Annual Management Incentive Plan.

                    In Favor        23,080,615
                    Opposed          4,858,255
                    Abstentions        175,314
                    Broker Non-Votes 1,909,646

       (5)  The approval of the amendment of the 1989 Long-Term
       Incentive Program to increase the number of shares reserved for issuance under the Program.

                    In Favor         9,227,120
                    Opposed         11,723,034
                    Abstentions        169,199
                    Broker Non-Votes 8,904,477

       (6) The approval of the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors.
                    In Favor        13,382,120
                    Opposed          7,149,264
                    Abstentions        207,166
                    Broker Non-Votes 9,285,280

       (7)  The approval of the appointment of Ernst & Young as
       independent auditors for the fiscal year ending July 1, 1995.
                    In Favor        29,741,856
                    Opposed            184,617
                    Abstentions         97,157
                    Broker Non-Votes       200



ITEM 5.  OTHER INFORMATION

     On February 9, 1995, the Company announced that it is in discussions with certain parties, including Samsung Electronics Co., Ltd., regarding a potentially significant minority investment in the Company and possible strategic business arrangements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
             10.131  Third Amendment dated December 23, 1994 to
                     Credit Agreement dated September 30, 1993 among AST Research, Inc.,
                     Bank of America NT & SA, as administrative agent, co-agent and issuing bank, National Westminster Bank Plc, CIBC, Inc. and Shawmut
                     Bank, N.A., as co-agents.
             11.     Computation of Net Income (Loss) Per Share.

      (b)   Reports on Form 8-K

           On October 18, 1994, the Company filed a report on Form 8-K reporting under Item 5 thereof the announcement of fiscal first quarter revenue of approximately $495 million and the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility
           February 1, 1995.

AST and Advantage! are registered trademarks of AST Research, Inc. Ascentia, Bravo, Premmia, PowerExec and Manhattan are trademarks of AST Research, Inc. Pentium is a trademark of Intel Corporation. Tandy is a registered trademark of Tandy Corporation. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners.


                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AST Research, Inc.
                                             (Registrant)


Date: February 13, 1995                  Bruce C. Edwards
                                         Executive Vice President
                                           and Chief Financial Officer