Form 10-Q
period 1995-04-01
AST RESEARCH INC /DE/
filed 1995-05-15
CIK 725182

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________
                                   FORM 10-Q

     (MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  APRIL 1, 1995
                                    --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO ______________________


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

                               _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X   No ____
                                                     -----

     There were 32,385,750 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 28, 1995.


________________________________________________________________________________
________________________________________________________________________________

                               AST RESEARCH, INC.
                                     INDEX

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Consolidated Balance Sheets
                 at April 1, 1995 (Unaudited)
                 and July 2, 1994                                            3

               Consolidated Statements of Operations
                 (Unaudited) for the three months and nine months ended
                 April 1, 1995 and April 2, 1994                             4

               Consolidated Statements of Cash Flows
                 (Unaudited) for the nine months ended
                 April 1, 1995 and April 2, 1994                           5-6

               Notes to Consolidated Financial
                 Statements (Unaudited)                                   7-10

    Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                               11-19



PART II.   OTHER INFORMATION

    Item 1. Legal Proceedings                                               20

    Item 6. Exhibits and Reports on Form 8-K                                21



SIGNATURES                                                                  21

                               AST RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------
                                                               April 1,       July 2,
                                                                 1995          1994
           (In thousands, except share amounts)               (Unaudited)
- --------------------------------------------------------------------------------------

ASSETS
 Current assets:
  Cash and cash equivalents                                   $   67,464    $  153,118
  Accounts receivable, net of allowance for
   doubtful accounts of $17,908 at April 1, 1995
   and $17,564 at July 2, 1994                                   465,022       326,057
  Inventories                                                    354,702       333,729
  Deferred income taxes                                           49,388        43,266
  Other current assets                                                73         9,797
- --------------------------------------------------------------------------------------
     Total current assets                                        936,649       865,967
 Property and equipment                                          169,877       159,530
 Accumulated depreciation and amortization                       (66,751)      (56,089)
- --------------------------------------------------------------------------------------

 Net property and equipment                                      103,126       103,441

 Goodwill, net of accumulated amortization of $9,406
  at April 1, 1995 and $4,387 at July 2, 1994                     56,662        61,912
 Other assets                                                     10,331         6,992
- --------------------------------------------------------------------------------------
                                                              $1,106,768    $1,038,312
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                       $  100,000    $   50,000
  Accounts payable                                               287,304       209,579
  Accrued salaries, wages and employee benefits                   20,999        21,465
  Other accrued liabilities                                      137,307       112,096
  Income taxes payable                                            21,243        37,955
  Current portion of long-term debt                                2,472           398
- --------------------------------------------------------------------------------------

     Total current liabilities                                   569,325       431,493
 Long-term debt                                                  216,282       215,294
 Deferred income taxes and other non-current liabilities           6,241         7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 32,376,500 shares issued and
   outstanding at April 1, 1995 and 32,333,750
   shares at July 2, 1994                                            324           323
  Additional capital                                             141,826       141,424
  Retained earnings                                              172,770       242,207
- --------------------------------------------------------------------------------------

     Total shareholders' equity                                  314,920       383,954
- --------------------------------------------------------------------------------------
                                                              $1,106,768    $1,038,312
======================================================================================

                            See accompanying notes.

                              AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

- ------------------------------------------------------------------------------------------------
                                               Three Months Ended         Nine Months Ended
                                              ---------------------   --------------------------
                                              April 1,    April 2,      April 1,      April 2,
 (In thousands, except per share amounts)       1995        1994          1995          1994
- ------------------------------------------------------------------------------------------------
Net sales                                     $670,176    $591,349     $1,805,781    $1,782,769
Cost of sales                                  583,234     490,243      1,615,222     1,481,197
- ------------------------------------------------------------------------------------------------
Gross profit                                    86,942     101,106        190,559       301,572
Selling and marketing expenses                  58,934      50,031        169,347       145,124
General and administrative expenses             22,913      19,968         67,665        57,256
Engineering and development expenses             9,016       9,579         27,566        30,226
- ------------------------------------------------------------------------------------------------
Total operating expenses                        90,863      79,578        264,578       232,606
- ------------------------------------------------------------------------------------------------
Operating income (loss)                         (3,921)     21,528        (74,019)       68,966
Interest income                                    471         625          1,478         1,252
Interest expense                                (4,669)     (2,881)       (11,561)       (7,067)
Other income (expense), net                       (923)        750         (2,694)       (3,485)
- ------------------------------------------------------------------------------------------------
Income (loss) before income taxes               (9,042)     20,022        (86,796)       59,666
Provision (benefit) for income taxes            (1,808)      6,808        (17,359)       20,287
- ------------------------------------------------------------------------------------------------

Net income (loss)                             $ (7,234)   $ 13,214     $  (69,437)   $   39,379
================================================================================================
Net income (loss) per share:
     Primary                                  $   (.22)   $    .40     $    (2.15)   $     1.21
     Fully diluted                            $   (.22)   $    .38     $    (2.15)   $     1.18
================================================================================================
Shares used in computing net
  income (loss) per share:
     Primary                                    32,376      33,080         32,364        32,512
     Fully diluted                              32,376      37,179         32,364        34,238
================================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ---------------------------------------------------------------------------------------------
                                                                       Nine Months Ended
                                                                  ---------------------------
                                                                   April 1,       April 2,
(In thousands)                                                       1995           1994
- ---------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Cash received from customers                                    $ 1,693,897    $ 1,666,651
  Cash paid to suppliers and employees                             (1,793,097)    (1,697,421)
  Interest received                                                     1,564          1,358
  Interest paid                                                        (6,699)        (2,668)
  Income tax refunds received                                           3,320          1,192
  Income taxes paid                                                   (10,233)       (13,305)
  Other cash received                                                   1,697            888
- ---------------------------------------------------------------------------------------------

   Net cash used in operating activities                             (109,551)       (43,305)

Cash flows from investing activities:
  Payment related to Tandy/GRiD acquisition                                 -        (15,000)
  Purchases of capital equipment                                      (20,446)       (20,902)
  Proceeds from disposition of capital equipment                        2,812          1,169
  Purchases of other assets, net                                       (2,556)          (758)
- ---------------------------------------------------------------------------------------------

   Net cash used in investing activities                              (20,190)       (35,491)

Cash flows from financing activities:
  Short-term borrowings, net                                           50,000         (9,203)
  Repayment of long-term debt                                            (409)          (136)
  Proceeds from issuance of long-term debt, net                             -        107,974
  Proceeds from issuance of common stock                                  403          8,991
- ---------------------------------------------------------------------------------------------

   Net cash provided by financing activities                           49,994        107,626

Effect of exchange rate changes on cash and cash equivalents           (5,907)         1,450
- ---------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (85,654)        30,280

Cash and cash equivalents at beginning of period                      153,118        121,600
- ---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $    67,464    $   151,880
=============================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:

- --------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                            ----------------------
                                                                            April 1,     April 2,
(In thousands)                                                                1995         1994
- --------------------------------------------------------------------------------------------------

Net income (loss)                                                           $ (69,437)   $  39,379

Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                                21,560       17,818
  Provision (benefit) for deferred income taxes                                (7,451)         104
  Gain on sale of capital equipment                                              (653)           -
Change in operating assets and liabilities, net
  of effects of acquisition:
  Accounts receivable                                                        (127,892)    (108,440)
  Inventories                                                                 (20,973)       5,643
  Other current assets                                                          1,963        8,349
  Accounts payable and accrued expenses                                       106,471       32,831
  Income taxes payable                                                        (16,712)      (1,741)
  Other current liabilities                                                     4,876      (40,578)
  Exchange loss (gain)                                                         (1,303)       3,330
- --------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                     $(109,551)   $ (43,305)
==================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy/GRiD
France's personal computer operations effective September 1, 1993.
In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                     -    $  10,171
  Note payable                                                                      -       (6,720)
- --------------------------------------------------------------------------------------------------

  Liabilities assumed                                                               -    $   3,451
==================================================================================================

Tax benefit of employee stock options                                               -    $   1,823
==================================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 1, 1995

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

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 2, 1994.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the nine-month period ended April 1, 1995, the estimated tax benefit rate is less than the U.S. statutory rate due to estimates of the proportion of the Company's fiscal 1995 consolidated income/loss that will be realized in foreign tax jurisdictions with various tax rates and the Company's inability to benefit certain of its deferred tax assets including loss carryforwards. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the Company's ability to benefit its deferred tax assets and from changes in the mix of income/loss in the various tax jurisdictions within which the Company operates. Such differences are recognized when known.

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

  During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. In October 1994, the Company announced plans to consolidate its

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 1, 1995

worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility February 1, 1995. During the first nine months of fiscal 1995, the Company incurred cash expenditures of approximately $3.1 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At April 1, 1995, approximately $12.1 million of restructuring accruals remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of certain equipment and leasehold improvements being disposed of. The Company expects to complete the restructuring-related asset disposition process during the fourth quarter of fiscal 1995.

  The Company believes that its restructuring activities were necessary in order to reorganize its worldwide operations after the June 1993 acquisition of Tandy's personal computer operations. However, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.

Goodwill

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. During the third quarter of fiscal 1995, the Company elected the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Prior to the adoption of SFAS No. 121, the carrying value of goodwill was reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at April 1, 1995.

Contingencies

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 1, 1995

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such proposed adjustments relate to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, or Matsushita, in thirteen similar lawsuits, each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other computer companies. The claims against the Company total in excess of $100 million in compensatory and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the period covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured against potential losses that may result from these claims. Should the Company not be successful in defending against such lawsuits or not be entitled to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

   The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name is People v. Acer et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. Management does not believe that the outcome of this dispute will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Per Share Information

  Primary earnings (loss) per common share for fiscal 1995 and 1994 have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. In fiscal 1994, the fully diluted per share calculation assumes, in addition to the above, (i) that the Company's Liquid Yield Option(TM) Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, and (ii) the potential additional dilutive effect of stock options. In fiscal 1995, fully diluted earnings (loss) per share were antidilutive.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 1, 1995

Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

- ---------------------------------------------
                     April 1,     July 2,
  (In thousands)       1995        1994
- ---------------------------------------------
Purchased parts       $113,014    $ 99,959
Work in process         51,036      53,765
Finished goods         190,652     180,005
- ---------------------------------------------
                      $354,702    $333,729
=============================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 1, 1995


RESULTS OF OPERATIONS

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                                          Percentage of Net Sales   Percentage of Net Sales
                                            Three Months Ended        Nine Months Ended
                                          -----------------------   ------------------------
                                            April 1,    April 2,     April 1,    April 2,
                                              1995        1994         1995        1994
- --------------------------------------------------------------------------------------------
Net sales                                    100.0%       100.0%      100.0%       100.0%
Cost of sales                                 87.0         82.9        89.4         83.1
- --------------------------------------------------------------------------------------------

Gross profit                                  13.0         17.1        10.6         16.9
- --------------------------------------------------------------------------------------------

Selling and marketing expenses                 8.8          8.5         9.4          8.1
General and administrative expenses            3.4          3.4         3.8          3.2
Engineering and development expenses           1.4          1.6         1.5          1.7
- --------------------------------------------------------------------------------------------

Operating income (loss)                       (0.6)         3.6        (4.1)         3.9
Other expense, net                            (0.7)        (0.2)       (0.7)        (0.6)
- --------------------------------------------------------------------------------------------

Income (loss) before income taxes             (1.3)         3.4        (4.8)         3.3
Provision (benefit) for income taxes          (0.2)         1.2        (1.0)         1.1
- --------------------------------------------------------------------------------------------

Net income (loss)                             (1.1%)        2.2%       (3.8%)        2.2%
============================================================================================

Sales

  Net sales for the nine-month period ended April 1, 1995 increased 1% to $1.806 billion from $1.783 billion in the nine-month period ended April 2, 1994. This slight improvement in revenues was due to higher Pentium(TM) processor-based desktop systems sales partially offset by lower 386 and 486 desktop systems sales and decreased shipments of the Company's notebook system products. The Company has experienced product development and production delays throughout fiscal 1995 which have contributed to lower 486 desktop and notebook systems sales. In addition, continued industrywide competitive pricing pressures have prompted aggressive pricing and promotional activities which have further reduced total revenues. The Company anticipates that additional pricing actions will be necessary as it attempts to maintain its competitive price and performance product profile; however, there can be no assurance that future pricing actions will be effective in stimulating sales growth. The Company shipped 1,107,000 computer systems in the first nine months of fiscal 1995, an increase of 2% from the 1,084,000 units shipped in the same prior year period.

  Revenues from desktop system products increased 13% to $1.252 billion for the nine-month period ended April 1, 1995 from $1.109 billion in the comparable prior year period. Increased sales of the Pentium processor-based desktop systems, Advantage!(R) 486DX and the Bravo(TM) 486DX were partially offset by declines in revenues from the Advantage! and Bravo 486SX, Premmia(TM) 486DX and Tandy(R) branded desktop systems sales. Decreased sales of the Company's 486-based desktop systems reflected the shift in demand toward the Pentium desktop systems, which accounted for 24% of total desktop systems sales for the nine-month period ended April 1, 1995 versus 3% in the comparable fiscal 1994 period. Included within total desktop revenues were sales of the Company's 386 systems, which declined to $7 million in the nine-month period ended April 1, 1995, compared to $50 million in the first nine months of fiscal 1994.

  The Company's notebook computer product revenues declined 18% to $346 million in the nine-month period ended April 1, 1995 from $422 million in the comparable prior year period. This decrease reflects a 23% reduction in unit shipments to 164,000 for the nine-month period ended April 1, 1995 from 213,000 in the same prior year period. Increased Ascentia(TM) 486SLE notebook systems sales were offset by declines in revenues from the Bravo and Advantage! 486SX lines of notebook computers and the PowerExec(TM) notebook product line.

Additionally, a decline in revenues from sales to the Company's original equipment manufacturer ("OEM") customers has contributed to the overall decrease in fiscal 1995 notebook revenues.

  North American revenues (including Canada) decreased by 13% to $1.012 billion during the first nine months of fiscal 1995 from the comparable prior year period. Revenue from the consumer retail channel decreased 3% from the comparable prior year period and accounted for 37% of total North American revenues. Revenues related to Tandy branded systems sales in the U.S. are primarily responsible for year-over-year decreased sales in the consumer retail channel. Sales to the independent reseller/dealer channel for the nine-month period ended April 1, 1995 decreased 5% over the same prior year period and accounted for 49% of total North American revenues versus 44% in the comparable fiscal 1994 period. Revenue from the OEM channel declined significantly during the first nine months of fiscal 1995 due to the completion of two large OEM contracts in the fourth quarter of fiscal 1994. Within the overall decrease in North American revenues, sales to the national distributor channel grew slightly, increasing 2% over the same prior year period. The national distributor channel and the OEM channel accounted for 13% and 1%, respectively, of total North American revenues during the nine-month period ended April 1, 1995.

  Nine month fiscal 1995 international revenues rose 28% to $794 million from $619 million in the comparable prior year period and accounted for 44% of total fiscal 1995 revenues compared to 35% of total fiscal 1994 revenues. The European region provided 69% of total international revenues for the nine-month period ended April 1, 1995 and increased 39% over the same period last year.
The United Kingdom and Sweden continued to be major contributors to total European revenues with significant fiscal 1995 revenue growth also occurring in Norway and Switzerland. Increased demand for the Company's Advantage and Bravo 486DX desktop systems, Pentium desktops and the Ascentia 486SLE notebook systems contributed to the European revenue growth. In January 1994, the Company established a centralized European manufacturing, distribution and service operation in Limerick, Ireland. During the second quarter of fiscal 1995, the Ireland facility supplied nearly all of the desktop product requirements for the European region. Increased revenues and improved profitability in Europe for fiscal 1995 have resulted from localized manufacturing, centralized distribution and service and an expanded consumer retail market.

  Pacific Rim revenues totaled $200 million in the nine-month period ended April 1, 1995, up 10% from the prior year total of $182 million. Although Pacific Rim revenues rose during the nine-month period ended April 1, 1995, revenues to the People's Republic of China ("PRC") declined 26% compared to the same prior year period. This decline was attributable to significantly increased competition and to lower first and third quarter sales to one of the Company's major customers within this region. The Company anticipates that these competitive pressures will continue and may adversely impact the Company's net sales and profitability. A significant portion of the Company's Pacific Rim revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the PRC. Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as competitive pricing, short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could also have a corresponding impact on future sales and operating results. Revenues from the Company's Australian subsidiary increased 73% in the first nine months of fiscal 1995 over the same prior year period.

  In the Company's Rest of World region, revenues increased 8% to $45 million in the nine-month period ended April 1, 1995 compared to the same prior year period. This increase is primarily due to a 27% revenue growth rate in Latin America. However, economic risks such as the December devaluation of the Mexican peso, as well as risks in other less developed countries, could have a corresponding impact on future sales and operating results in these regions.

  Revenues for the quarter ended April 1, 1995 increased 13% to $670 million from $591 million in the quarter ended April 2, 1994 due primarily to higher Pentium processor-based desktop systems sales. Third quarter fiscal 1995 international revenues of $333 million were 43% higher than the comparable prior year quarter, while North American revenues decreased 6% to $337 million. European revenues represented 73% of total international revenues for the third quarter of fiscal 1995 and increased 52% over the same prior year quarter. During the third quarter of fiscal 1995, the Company began shipments of the Premmia MX P/75 and Ascentia 910N. The Company also shipped new models of the Advantage! multimedia personal computers.

Gross Profit

  Gross profit margins decreased to 10.6% in the nine-month period ended April 1, 1995 from 16.9% in the nine-month period ended April 2, 1994. This decline in margins resulted primarily from product development and production delays, manufacturing related costs associated with product transitions and continued intense industrywide competitive pricing pressures. The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence.

  Gross profit margins have improved slightly each quarter throughout fiscal 1995 due to improvements in the Company's manufacturing processes, component costs, currency fluctuations and a rising proportion of sales of the Company's higher margin products, particularly the Pentium processor-based desktop systems. However, due to continuing industry pricing pressures and the potential significant impact of shifts within the Company's channel and product mix, the Company is unable to provide any assurance as to whether this trend will continue. During the first nine months of fiscal 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins or profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. During the nine-month period ended April 1, 1995 compared to the nine-month period ended April 2, 1994, the U.S. dollar declined against nearly all European
currencies.   This year-to-year currency fluctuation resulted in approximately a two percentage point gross margin increase in fiscal year-to-date 1995 results compared to the same prior year period. Currency fluctuations also resulted in increased third quarter fiscal 1995 gross margins by approximately two and a half percentage points when compared to results of currency fluctuations in the prior year third quarter.

Operating Expenses

  Total operating expenses increased 13.7% to $264.6 million for the nine-month period ended April 1, 1995 from $232.6 million for the nine-month period ended April 2, 1994. As a percentage of sales, operating expenses increased to 14.7% from 13.0% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion and an increased level of international sales compared to the same prior year period.

  Selling and marketing expenses increased 16.7% to $169.3 million for the nine months ended April 1, 1995 from $145.1 million in the prior year period. Selling and marketing expenses increased due to higher payroll costs consistent with increases in worldwide sales and marketing staff. Enhanced product marketing and dealer promotional activities resulted in higher expenses for other promotions, co-op advertising and sales literature related to new product introductions. Additionally, the Company's continued focus on increasing brand name awareness led to an increase in media advertising expenses. As a percentage of sales, selling and marketing expenses increased to 9.4% for the nine-month period ended April 1, 1995 from 8.1% in the comparable prior year period.

  General and administrative expenses increased by 18.2% to $67.7 million for the nine-month period ended April 1, 1995 from $57.3 million in the same fiscal 1994 period. Worldwide expansion, including operations in China, Ireland, Korea and the Netherlands, resulted in increased payroll and administrative costs.
The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses primarily resulting from an expanded patent/trademark portfolio. Depreciation and amortization expense rose due to a larger fixed asset base and increased goodwill amortization resulting from the acquisition of Tandy

Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 3.8% in the first nine months of fiscal 1995 from 3.2% in the comparable prior year period.

  Engineering and development costs declined by 8.8% to $27.6 million for the nine-month period ended April 1, 1995 from $30.2 million in the comparable fiscal 1994 period. Lower payroll and employee benefit costs were partially offset by higher expenses for equipment rental and increased engineering material expenses. Products introduced in the first nine months of fiscal 1995 included additions to the Advantage! product line, the Bravo MS and Premmia MX desktops, the Bravo MS-T minitower and the Bravo MS-L low-profile desktop, the Manhattan V, P and G series of Pentium-based servers, the Ascentia 800N and 810N value notebooks and the Ascentia 910N professional notebook. As a percentage of sales, engineering and development expenses declined to 1.5% for the nine-month period ended April 1, 1995 from 1.7% in the comparable prior year period.

  Total operating expenses for the quarter ended April 1, 1995 increased 14.2% to $90.9 million from $79.6 million in the same fiscal 1994 quarter. As a percentage of sales, operating expenses increased to 13.6% from 13.5% in the prior year quarter. The overall increase in spending is primarily due to increased payroll costs related to worldwide expansion and expanded sales and marketing activities consistent with increased sales levels.

Other Income and Expense

  For the nine-month period ended April 1, 1995, the Company had net interest expense of $10.1 million compared to $5.8 million in the corresponding fiscal 1994 period. Interest expense increased as a result of the note payable to Tandy, the Company's December 1993 issuance of Liquid Yield Option(TM) Notes and increased utilization of the Company's bank revolving credit facilities.

  In the first nine months of fiscal 1995, the Company recognized net other expenses of $2.7 million compared to $3.5 million for the same fiscal 1994 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 20% for the nine-month period ended April 1, 1995. This compares to an effective income tax provision of 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The realization of deferred tax assets is in large part dependent on future taxable income. To the extent that the Company does not ultimately realize future taxable income, the Company's effective tax rate may be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $367.3 million at April 1, 1995 included cash and cash equivalents of $67.5 million which compares to working capital of $434.5 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $100.0 million and $50.0 million at April 1, 1995 and July 2, 1994, respectively. During the first nine months of fiscal 1995, the Company used $109.6 million of cash to fund its operating loss for the period, its increased levels of accounts receivable consistent with increased international sales levels and higher inventory levels.

  Net cash used in investing activities decreased during fiscal 1995 compared with fiscal 1994, primarily due to a one-time cash payment of $15 million related to the Tandy/GRiD acquisition recorded during the first quarter of fiscal 1994, partially offset by increased purchases of other assets in fiscal 1995. Capital expenditures totaled $20.4 million in the first nine months of fiscal 1995 compared to $20.9 million in the prior year period and consisted primarily of additions to plant and engineering equipment in Asia and Ireland partially offset by reductions of plant and engineering equipment in the U.S.

  The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under its revolving credit facilities, and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate approach for its cash management activities and attempts to maximize the use of its consolidated cash resources so as to minimize additional debt requirements while complying with any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company invests its excess cash in short-term money market instruments. The Company has a $225 million revolving credit facility secured with a pledge of all of the Company's domestic U.S. assets with a final maturity date of September 30, 1996. This revolving credit facility allows the Company to borrow, subject to certain leverage and borrowing base restrictions, at rates based upon the bank's reference rate, or a spread over the LIBOR rate, the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At April 1, 1995, there was $100 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. Under the terms of the leverage and borrowing base restrictions of the credit agreement, the Company had the ability at April 1, 1995, to utilize a total of $193.6 million under the agreement. The amount available under the borrowing base restriction is dependent upon the Company's level of U.S. based accounts receivable and, therefore, subject to fluctuation. If the Company's level of U.S. based sales were to significantly decrease, its ability to utilize the credit facility would be reduced and its liquidity would be adversely affected. The Company also has various letter of credit facilities available for use by the Company and its subsidiaries.

  On February 9, 1995, the Company and four of its foreign subsidiaries entered into a $50 million committed revolving credit agreement provided by one bank. This credit facility is guaranteed by the Company and is available for borrowings by certain foreign subsidiaries of the Company. Drawings by foreign subsidiaries of the Company can be made available to the Company or any of its subsidiaries for use in its worldwide operations, subject to any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. Under the original terms of the agreement, only $25 million of the $50 million amount was available under the new facility. On April 5, 1995, the Company and its four foreign subsidiaries amended the agreement to increase the availability to $50 million under the facility. This new credit facility may only be utilized after the borrowing availability under the $225 million revolving credit agreement is fully utilized. The financial covenants of the new $50 million credit agreement are similar to those of the $225 million credit agreement. This new facility has an expiration date of August 9, 1995. As of April 1, 1995, there were no amounts outstanding under this facility.

  The Company expects that it will continue to finance its working capital and capital expenditure requirements primarily through short-term borrowings. The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing.

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung Electronics Co., Ltd. ("Samsung"), providing for an ownership interest in the Company of up to 40.25%. Under the terms of the Purchase Agreement, Samsung will purchase from AST 6.44 million newly issued shares of Common Stock, representing approximately 19.9% of the currently outstanding shares of Common Stock, at $19.50 per share, and will commence a cash tender offer to purchase from the Company's stockholders 5.82 million shares of Common Stock, representing approximately 18% of the currently outstanding shares of Common Stock, at $22 per share. Concurrently with the acceptance of the shares for purchase under the tender offer, Samsung will purchase from AST 5.63 million additional newly issued shares of Common Stock at $22 per share so that its aggregate ownership in AST, after completion of all of the purchases, would be approximately 40.25%. The closing of each of the purchases, other than the 19.9% investment, is subject to approval by the stockholders of AST, among other conditions. Samsung may elect to close the purchase of the 19.9% interest at any time, subject to regulatory approval and certain other conditions.

  Assuming that the proposed investments by Samsung are completed, the estimated net proceeds to be received by the Company from the transactions will be approximately $240 million. The proceeds will be used for working capital, including the financing of expected increases in accounts receivable, retirement of bank debt, capital expenditure requirements and other general corporate purposes. The Company's $50 million credit agreement dated February 9, 1995 requires the Company to utilize proceeds from an equity offering to repay any amounts then outstanding under this facility. While the Company has no other commitments for the use of the funds, the Company may choose to utilize proceeds from the Samsung investment to repay some or all of the then current outstanding borrowings under its $225 million credit agreement, which does not require any repayments of principal until its September 30, 1996 termination date.

  While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing or successfully complete the Purchase Agreement with Samsung regarding its equity investment in the Company. If the Company is unable to maintain access to its existing financing sources or is unable to secure new sources, the Company's ongoing operations would be adversely impacted. In addition, continued financial losses by the Company would likely make it more difficult for the Company to access external financing sources, which would also adversely impact the Company's ongoing operations.

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. The interest rate has been adjusted to 4.94% per annum, effective July 11, 1994, and will be adjusted once more on July 11, 1995 to the lower of either 5% or the "lowest three month rate" within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once a year on July 11th and there are no sinking fund requirements. The note also requires the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. Under the terms of the Purchase Agreement, Samsung has agreed to provide a letter of credit to support the promissory note due to Tandy Corporation replacing the Company's letter of credit and to provide funds to satisfy $75 million of the note obligation. The Company, however, will be obligated to reimburse Samsung for any letter of credit fees incurred.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. The total accreted value of the LYONs at April 1, 1995 is $117.7 million. The Purchase Agreement and investment by Samsung will not have any impact on the terms of the LYON securities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the availability and cost of components, the Company's ability to timely develop and produce commercially viable products at competitive prices, the Company's ability to manage expense levels, the Company's ability to maintain access to external financing sources and its financial liquidity, the continued financial strength of the Company's dealers and distributors, the Company's ability to accurately anticipate customer demand.

  The Company's future success is highly dependent upon its ability to produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company closely monitors new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability as resulted in the first three quarters of fiscal 1995. In addition, if the Company is unable to accurately anticipate the customer demand shift from 486-based systems to systems utilizing Pentium processors, the product life cycles of the Company's 486-based systems could be shortened, which may require additional inventory valuation reserves and may have a material adverse effect on the Company's net sales, cash flow and profitability.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as dynamic random access memory chips ("DRAMs"), high quality liquid crystal display panels and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as active-matrix displays, CD-ROMs, application specific integrated circuits, and microprocessors, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves several risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  If the transactions contemplated by the Purchase Agreement are consummated, the Company and Samsung will enter into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing.
However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. The Company has received notice from LG Semicon Co., Ltd., one of its suppliers of DRAM, that, it will no longer supply such components to the Company, effective April 1995. For the twelve months ended March 31, 1995, LG Semicon Co., Ltd. and its related companies supplied approximately 15% of the Company's DRAM requirements. In the event that the Company is unable to obtain such components from Samsung, it will be required to find alternative sources of supply. If it is unable to locate sufficient supply, or if the terms are less favorable than those previously obtained by the Company, the Company's results of operations could be adversely affected. In addition, because Samsung has other business involvements typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to the proposed arrangements.

  The Company participates in a highly competitive volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, rapid technological advances, and rapid obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions during fiscal 1995. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its committed revolving credit facilities and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. While the Company is evaluating various financing alternatives, there can be no assurance that it will be able to obtain any additional sources of financing. In the event the Company is unable to maintain access to its existing financing sources or is unable to obtain new or replacement sources and does not successfully complete the Purchase Agreement with Samsung regarding its proposed equity investment in the Company, there would be a material adverse effect on the Company's business operations.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. While stock balancing and price protection rights have not had a material adverse impact on the Company's results of operations or liquidity to date, there can be no assurance that the Company will not experience rates of return or price protection adjustments that could have a material adverse impact on the Company's net sales and profitability in the future.

  The Company believes that, with the acquisition of additional manufacturing facilities from Tandy Corporation and the acquisition of manufacturing facilities both in the PRC and Ireland, production capacity should be sufficient to support anticipated increases in unit volumes for the foreseeable future.
The Company also expects that gross inventory levels will increase to support higher production volumes. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, these higher inventory levels may result in increased obsolescence and adversely impact the Company's gross margins and results of operations.

  General economic conditions have an impact on the Company's business and financial results. From time to time, the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales in the second quarter of the fiscal year due to holiday demand for some of its products in the consumer retail channel. The continued expansion of the consumer retail business is likely to result in the increased seasonality of the Company's business and its financial results being more dependent on retail business fluctuations.

  The Company's overall operating income varies within each geographic region. Historically, the Company's Americas and Pacific Rim regions have made the primary contributions to the Company's profitability. Therefore, should the Company continue to experience significant revenue and/or profitability declines in either region, this could significantly impact the Company's overall net sales and profitability. Europe had historically shown an operating loss primarily due to a lack of centralized manufacturing, distribution and service operations. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in conjunction with establishing a new manufacturing facility in Limerick, Ireland. As a result, the Company has seen improved profitability throughout the European region in fiscal 1995. However, if the Company is unable to achieve further manufacturing efficiencies or offset future pricing actions with further cost reductions, Europe's profitability could be adversely affected.

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

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computer products will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or, if successful, would not have a material adverse effect on the Company's business operations and profitability. Assuming the closing of the Samsung investment, the Strategic Alliance Agreement dated February 27, 1995 provides for negotiation and entering into of a cross license agreement between the Company and Samsung to provide licenses to each other for certain of their respective intellectual property rights, to, among other things, foster rapid product development and lower-cost production.

  The Company's primary means of distribution remains third-party computer resellers and consumer retailers. While the Company continuously monitors and manages the credit it extends to its customers to limit its credit risk, the Company's business could be adversely affected in the event that the financial condition of its customers weakens. In the event of the financial failure of a major customer, the Company would experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable.

  The Company's corporate headquarters facility, at which the majority of its research and development activities are conducted, is located near major earthquake faults which have experienced earthquakes in the past. While the Company does carry insurance at levels management believes to be prudent, in the event of a major earthquake or other disaster affecting one or more of the Company's facilities, it is likely that insurance proceeds would not cover all of the costs incurred and, therefore, the operations and operating results of the Company could be adversely affected.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. Management has reviewed the allegations and the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. Management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

   The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name is People v. Acer et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. Management does not believe that the outcome of this dispute will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.132 Credit Agreement dated February 9, 1995, among AST Research, Inc., AST Canada, Inc., AST Europe Limited, AST Research France S.A.R.L., AST Sweden AB and Bank of America NT & SA.

       10.133 Settlement Agreement and Release dated January 1, 1995, between AST Research, Inc. and Texas Instruments Incorporated. (Confidential treatment is requested with respect to portions of this exhibit.)

       11.     Computation of Net Income (Loss) Per Share.

   (b) Reports on Form 8-K

       On March 3, 1995, the Company filed a report on Form 8-K reporting under
       Item 5 thereof regarding the agreement with Samsung Electronics Co., Ltd., concerning the investment by Samsung Electronics Co., Ltd. providing for an ownership interest of up to 40.25 percent in the Company, as well as other strategic relationships, including component supply and joint procurement, effective February 27, 1995.


AST and Advantage! are registered trademarks of AST Research, Inc. Ascentia, Bravo, Premmia, PowerExec and Manhattan are trademarks of AST Research, Inc. Pentium is a trademark of Intel Corporation. Tandy is a registered trademark of Tandy Corporation. Liquid Yield Option and LYON are trademarks of Merrill Lynch & Co. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners.


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AST Research, Inc.
                                       ----------------------------------
                                                   (Registrant)


Date:  May 12, 1995                    /s/ Bruce C. Edwards
       ------------                    ----------------------------------
                                          Bruce C. Edwards
                                          Executive Vice President
                                           and Chief Financial Officer