Form 10-K405/A
period 1994-07-02
AST RESEARCH INC /DE/
filed 1995-06-06
CIK 725182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________
                                FORM 10-K405/A
                                Amendment No. 1

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

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                              -------------------
                          Common Stock, par value $.01
                           __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---

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

                                     PART I

Item 1.  Business

General

          AST Research, Inc. ("AST" or the "Company") was incorporated in California on July 25, 1980 and reincorporated as a Delaware corporation effective July 1, 1987. The Company designs, manufactures, markets, services and supports a broad line of personal computers including desktop, server and notebook computer systems marketed under the Advantage!(R), Ascentia(TM), Bravo(TM), Premmia(TM), Manhattan(TM) SMP and PowerExec(TM) brand names. The Company's products feature advanced design characteristics while remaining compatible with established industry standards. The Company currently markets its products through an extensive worldwide distribution network of retail computer dealers, consumer retailers, international and regional distributors, value added dealers ("VADs"), value added resellers ("VARs"), original equipment manufacturers ("OEMs") and U.S. Government ("GSA") approved dealers. See further discussions under Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and "Additional Factors That May Affect Future Results" included therein.

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

Business Strategy and Market

          The Company's business strategy is to utilize its technological expertise, worldwide manufacturing capabilities, brand name recognition and distribution channels to offer its customers a broad range of personal computers to meet a variety of user needs. The Company believes that its success depends upon the ability to identify products and product features required by customers and to design and produce high quality, innovative products compatible with industry standards on a timely basis and at competitive prices. As new technology and faster, more powerful microprocessors have become available, the Company has concentrated its efforts in the higher performance end of the personal computer market. In pursuing this strategy, the Company has developed a multi-channel and multi-brand distribution approach which targets a variety of price points and user requirements. These include the Advantage! computer product line which is designed for the consumer retail market, the value oriented Bravo computer product line, the high performance Premmia and Manhattan SMP computer product lines, and the PowerExec and Ascentia lines of notebook computers. Within the various brands, the Company offers a full range of products, including desktop systems from the entry level 80386SX-based systems to high-end Pentium(TM) systems and servers, monochrome and color notebooks and the fully symmetric multiprocessor line. The Company's personal computers incorporate either Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), or Peripheral Component Interconnect ("PCI") Bus Architecture and are compatible with major industry standard operating systems including MS-DOS(R), UNIX/XENIX, SCO UNIX, Novell NetWare(R) and OS/2(R). The Company pursues a strategy whereby its products retain their compatibility with new major industry standards as they are developed.

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

          The Advantage! family is highlighted by the Adventure multimedia system that features AST Works(TM) software, considered one of the industry's most comprehensive and easy-to-use interfaces that combines video help, numerous productivity tools and telephony capabilities. The numerous pre-installed software titles and features available on Advantage! models include Microsoft's Encarta(TM), an electronic encyclopedia; a built-in fax/modem; PRODIGY(R), America Online(R) and CompuServe(R) on-line information service software starter kits; and personal finance, home management and graphics programs. Other models in the pre-configured product line include Advantage! Pro desktop, Advantage! Plus mini-tower and Advantage! Explorer notebook computers. The Advantage! line supports a wide range of processing power including 486SX/33, 486SX2/50, 486DX2/66, 486DX4/100 and 60MHz Pentium processors. In addition, these products are covered by a one year on-site service program and a 24 hour hotline.

Ascentia

          The Ascentia family consists of high performance notebook computers which encompass mobile computing solutions with extensive pre-loaded business and communications software. These notebook computers also have high performance processing capabilities with Intel DX2 50MHz and DX4 75MHz CPUs/processors. In addition to the connectivity and communication solutions provided through compatibility with more than 150 PCMCIA cards, the Ascentia notebook computer has among the industry's largest color displays and up to eight hours of battery life with intelligent power management. The Ascentia 900N high performance model is the successor to the PowerExec notebook computer. Other models include the Ascentia 500S subnotebook and Ascentia 800N value notebook. These products include a three year worldwide warranty with a one year ExeCare(SM) service program and a 48 hour rapid repair service.

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

          The family has multiple lines of computers to satisfy the diverse needs of the home office and business user. They include the mid-size Bravo LC desktop, which offers a multimedia model; the Bravo LP low-profile desktop, winner of PC/Computing's 1993 Most Valuable Product Award; the Bravo NB notebook, which includes color and color plus local bus enhanced graphics for fast video performance; the Bravo MT high-performance mini-tower desktop; and the recently introduced Bravo MS desktop, which incorporates the latest advances in bus architecture and cache along with the 'plug-and-play'/PCI configuration and Pentium Overdrive(R) Technology. The new Bravo models, which offer enhanced video performance, accelerated graphics capabilities and greater expandability than previous Bravo systems, utilize processors ranging from the 486/25 through the 60MHz Pentium. In addition, all Bravo systems are covered with a three year warranty, which includes a one year on-site service program.

Premmia Desktops

          The Premmia high-performance desktop line, which includes Pentium and 486-based models, incorporates advanced technologies to suit complex computing needs. The systems utilize the highest performing standard PCI local bus I/O architecture and support the 'plug-and-play' configuration. In addition, the Premmia line offers high-performance multimedia systems which combine accelerated full-motion video, support for 32-bit operating systems, 8MB of memory expandable to 128MB, up to 512KB of secondary cache, five EISA bus master expansion slots and five drive bays. The Premmia desktop models include the 4/66d, LX P/60, GX and MX and support Pentium processors up to 90 and 100MHz. Premmia 486 models also feature high-end video, expandability and upgradeability. These products include a three year warranty which includes a one year on-site and two year depot service program.

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

Tandy/GRiD/Victor

          As part of the Company's acquisition of Tandy's personal computer operations, the Company acquired Tandy's GRiD and Victor(R) product lines and the right to supply personal computers to Tandy Corporation's retail operations under a three year supply agreement. These lines included various models of desktop and notebook personal computers (non pen-based products) as well as the GRiD Convertible(TM), GRiD PalmPad(R) and PalmPad SL, and GRiDPAD(R) 2390 pen-based systems. During the first and second quarters of fiscal 1994, the Company focused its efforts with respect to the acquired product lines on manufacturing personal computers for sale to Tandy Corporation under the supply agreement and integrating the acquired GRiD and Victor non pen-based product lines into its product families. Beginning in the third quarter of fiscal 1994, the Company commenced a reassessment of the GRiD non pen-based product lines and product capabilities, the current and future prospects for GRiD products and the costs involved in continuing the GRiD brand name. Based on this review and the Company's success in transitioning certain GRiD customers to the Company's product lines, the Company decided in the fourth quarter to eventually discontinue all manufacturing, marketing and sales efforts related to the acquired GRiD non pen-based product lines.

          By the end of the second quarter of fiscal 1994, the Company completed an analysis of the inventory acquired from Tandy Corporation by product line and determined that it had acquired unique purchased parts and finished goods sufficient to manufacture approximately 40,000 units of pen-based products. In the third quarter of fiscal 1994, the Company increased its focus on the level of sales of the GRiD pen-based products relative to the level of acquired pen-based products inventories. However, the sales volumes attained by the Company in the first three quarters of fiscal 1994, which were consistent with the sales volumes achieved by GRiD in the three fiscal quarters preceding the acquisition, only utilized approximately 25% of the total quantity of pen-based products acquired. Accordingly, the Company believed that its sales experience substantiated that a significant portion of the acquired pen-based products inventory was excess and/or obsolete. As originally reported, in the fourth quarter of fiscal 1994, the Company completed its allocation of the purchase price and reduced the preliminary value assigned to such inventory by $33.6 million and increased the carrying value of goodwill arising from the Tandy acquisition by a corresponding amount.

          The consolidated financial statements for the year ended July 2, 1994 contained in this Form 10-K/A have been restated from those originally issued to reflect the $33.6 million reduction in the carrying value of GRiD pen-based products inventories acquired in the Tandy acquisition, made in the fourth quarter of fiscal 1994, as a charge to cost of sales rather than an increase in the carrying value of goodwill arising from the Tandy acquisition, which, net of related income tax benefit of $10.5 million, results in a decrease to net income of $23.1 million. This restatement was made in connection with a Securities and Exchange Commission (SEC) review. Following discussions with the SEC staff, in June 1995, the Company restated its financial statements as further discussed in
Note 2 of Notes to Restated Consolidated Financial Statements.

Other Markets

          The Company's monitor line includes the ASTVision(TM) 4N, 4L, 5L, 7L, 4I and 4V models. These monitors consist of low-radiation, multi-sync color and are designed to VESA DPMS (Display Power Management Signaling) standards. ASTVision offers personal computer users who operate with graphic-intensive Windows-based applications a choice of high quality displays available in 17, 15 and 14 inch formats. In addition to the ergonomic design, their multi-synchronous operation delivers enhanced flexibility in graphics resolutions and refresh rates, along with user-controlled definition of the horizontal and vertical image size and positioning.

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

          The Company believes that its technical expertise is a key factor in its development of new and innovative products. The Company's engineering staff uses computer-aided design techniques which assist in the development of new products and enable faster adaptation of printed circuit board layouts for the manufacturing process. In addition to keeping with AST's philosophy of providing its customers with the latest technology, the new line of business desktop computers contain AST FlashBIOS, which is firmware/software written by AST engineers. The use of AST

FlashBIOS simplifies the upgrade process when required. AST Works software is also a new package developed by AST, included in both the Advantage! and Ascentia product lines, which encompasses instant video help, telephony and productivity tools. In addition, these business desktop computers contain the 'plug-and-play' peripheral standard which is a new means for automatic card configurations.

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

          On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court of the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court of the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. Management has reviewed the allegations contained in the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. While it is not possible to predict what impact the restatement might have on these litigations or whether or not additional complaints may be filed, management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

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


          1994:                  High           Low
          ----                   ----           ---
          1st Quarter           $18 - 1/2      $13 - 3/4
          2nd Quarter            25 - 1/2       16 - 3/4
          3rd Quarter            33             20 - 1/4
          4th Quarter            22 - 1/2       12 - 1/2

          1993:
          ----
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

Item 6.  Selected Financial Data

   The following data has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.


- -----------------------------------------------------------------------------------------------------------------------
(In thousands, except
  per share amounts)                        1994  (1)         1993               1992             1991          1990
- -----------------------------------------------------------------------------------------------------------------------
Net sales                              $2,367,274        $1,412,150            $944,079        $688,477      $533,814

Gross profit                              347,733           285,698             293,260         248,347       173,375

Operating income (loss)                    53,989 (3)       (64,578) (2)         97,526          94,083        54,427

Net income (loss)                          31,309           (53,738)             68,504          64,724        35,067

Net income (loss) per share:
  Primary                              $     0.96        $    (1.72)           $   2.16        $   2.13      $   1.43
  Fully diluted                        $     0.95        $        *            $      *        $      *      $   1.21

Shares used in computing net income
  (loss) per share:
  Primary                                  32,548            31,289              31,758          30,413        24,530
  Fully diluted                            34,866                 *                   *               *        30,960

- -----------------------------------------------------------------------------------------------------------------------
Cash and short-term investments        $  153,118        $  121,600            $140,705        $153,305      $ 92,252

Working capital                           444,974           301,046 (4)         332,793         282,678       185,243

Total assets                            1,005,620           886,159 (4)         580,613         485,431       324,175

Long-term debt                            215,294            92,258 (4)           2,431          30,110        30,126

Total shareholders' equity             $  361,762        $  318,806            $363,267        $282,162      $193,286

Shares outstanding at end of period        32,334            31,579              30,787          30,228        15,255
- -----------------------------------------------------------------------------------------------------------------------

* Fully diluted earnings (loss) per share were anti-dilutive or not materially different from primary earnings (loss) per share.

(1) Restated.  See Note 2 of Notes to Consolidated Financial Statements.

(2) Includes a $125 million pretax restructuring charge. See Note 2 of Notes to Consolidated Financial Statements.

(3) Includes a $12.5 million pretax credit from the reversal of excess restructuring charge amounts not used. See Note 2 of Notes to Consolidated Financial Statements.

(4) Effective June 30, 1993, the Company purchased certain net assets of Tandy Corporation's personal computer business. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until fiscal 1994. See Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion should be read in conjunction with the consolidated financial statements.



(In thousands, except per share amounts)
Results of Operations                               1994       Change           1993      Change         1992
- -----------------------------------------------------------------------------------------------------------------
Net sales                                     $2,367,274         68%      $1,412,150       50%       $944,079
Gross profit                                  $  347,733         22%      $  285,698       (3%)      $293,260
  Percentage of net sales                           14.7%                       20.2%                    31.1%
Operating expenses (excluding
 restructuring costs)                         $  306,244         36%      $  225,276       15%       $195,734
  Percentage of net sales                           12.9%                       16.0%                    20.7%
Restructuring charges (credit)                $  (12,500)                 $  125,000                 $      -
  Percentage of net sales                           (0.5%)                       8.9%                       -
Net income (loss)                             $   31,309        158%      $  (53,738)    (178%)      $ 68,504
Net income (loss) per share, fully diluted    $     0.95        155%      $    (1.72)    (180%)      $   2.16

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

Gross Profit

          The Company's 1994 gross profit margins of 14.7% represent a continued decline from 20.2% in fiscal 1993 and 31.1% in fiscal 1992. The downward trend in gross profit margins was primarily due to continued intense industrywide competitive pressures which have required pricing reductions at a rate faster than the Company was able to reduce costs. Selected inventory valuation adjustments, taken in anticipation of shortening product life cycles, have also contributed to the fiscal 1994 decline in gross profit margins. Also contributing to reduced gross profit margins was the increased percentage of revenues generated by the consumer retail (including sales to Tandy's retail operations) and OEM channels, which typically yield lower gross margins, and a $33.6 million write-off of pen-based products inventory acquired as part of the Tandy acquisition. The $33.6 million represented a reduction in the carrying value of GRiD pen-based products inventories which had been originally recorded, during the fourth quarter of fiscal 1994, as an increase in the carrying value of goodwill. Prior to the $33.6 million write-off of pen-based products inventory, the Company's 1994 gross profit margins would have been 16.1%. The Company believes that the industry will continue to be characterized by rapid introduction of new products, rapid technological advances and product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. Lower gross margins could result in decreased liquidity and adversely affect the Company's financial position. In addition, there can be no assurance that additional inventory valuation adjustments will not be required, which, if required, would have an adverse impact on the Company's gross profit margins.

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



Operating Expenses             1994     Change       1993     Change       1992
- --------------------------------------------------------------------------------
Selling and marketing      $193,053       36%    $141,752       18%    $120,072
Percentage of net sales         8.2%                 10.0%                 12.7%

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



                                 1994     Change       1993  Change        1992
- --------------------------------------------------------------------------------
General and administrative    $74,333       44%     $51,555    14%      $45,201
Percentage of net sales           3.1%                  3.7%                4.8%

          In fiscal 1994, general and administrative expenses increased in absolute dollars but declined as a percentage of net sales to 3.1% from 3.7% in fiscal 1993 and 4.8% in fiscal 1992. During fiscal 1994, the Company expanded its domestic and international operations, including those acquired through the purchase of Tandy's computer operations in Norway, Scotland and Texas, and the Company established new subsidiaries in China, Malaysia, Denmark and Ireland. Costs associated with these new facilities resulted in increased expenses for staffing, occupancy, insurance, and outside professional services. Depreciation and amortization expenses increased in fiscal 1994 due primarily to the expanded fixed asset base resulting from the acquisition and integration of Tandy's personal computer business. Part of the Company's increased fiscal 1994 general and administrative expenses, however, was mitigated by reduced performance-based employee benefits which were accrued during fiscal 1994 and adjusted in the fourth quarter of fiscal 1994 due to reduced corporate profitability. The Company anticipates that fiscal 1995 general and administrative costs may increase in absolute dollars due to possible growth and expansion into new global markets.

                                1994     Change       1993     Change      1992
- -------------------------------------------------------------------------------
Engineering and development  $38,858       22%     $31,969        5%    $30,461
Percentage of net sales          1.6%                  2.3%                 3.2%


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



                               1994     Change       1993     Change       1992
- --------------------------------------------------------------------------------
Restructuring charges
 (credits)                 $(12,500)         -   $125,000          -          -
Percentage of net sales        (0.5%)                 8.9%                    -

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


Other Income and Expense               1994   Change     1993   Change     1992
- --------------------------------------------------------------------------------
Interest and other income
 (expense), net                     $(7,677)  (1,063%)  $(660)   (124%)  $2,758


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



Provision (Benefit) for Income Taxes   1994   Change     1993   Change     1992
- --------------------------------------------------------------------------------
Provision (benefit) for
 income taxes                       $15,003    230%  $(11,500)  (136%)  $31,780
Effective tax rate                     32.4%            (17.6%)            31.7%

          In fiscal 1994, 1993 and 1992, the Company recorded an effective income tax provision (benefit) of 32.4%, (17.6%) and 31.7%, respectively. The decrease in the 1993 effective tax rate was due primarily to the Company's inability to provide tax benefit on a portion of the Company's fiscal 1993 restructure charge. The increase in the 1994 tax rate is attributable to the one percent increase in the federal income tax rate and changes in the proportion of income earned within various taxing jurisdictions.

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

          The preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired (goodwill) was $20 million relating to valuation adjustments to inventory ($15 million) and certain accrued liabilities ($5 million). During fiscal 1994, the Company refined the fair value estimates of the assets acquired and liabilities assumed and, as a result, increased the recorded goodwill by $11.4 million to $31.4 million.

          The accompanying consolidated financial statements for the year ended July 2, 1994 have been restated from those originally issued to reflect a $33.6 million reduction in the carrying value of GRiD pen-based products inventories acquired in the Tandy acquisition, made in the fourth quarter of fiscal 1994, as a charge to cost of sales rather than an increase in the carrying value of goodwill arising from the Tandy acquisition. This restatement was made in connection with a Securities and Exchange Commission (SEC) review. Following discussions with the SEC staff, in June 1995, the Company made the restatement and related adjustments discussed below.

          After giving effect to this restatement, reversal of previously recorded related goodwill amortization and related income tax effects, fiscal 1994 net income has been restated to $31.3 million ($.95 per share) from $53.5 million ($1.59 per share), and shareholders' equity has been reduced from $384 million to $361.8 million. These adjustments are expected to result in a $10.5 million reduction to income taxes payable but otherwise have no impact on the Company's working capital or cash flows. Additionally, goodwill amortization over the remaining portion of the ten-year life assigned to goodwill arising from the Tandy acquisition will be reduced by $3.6 million annually.

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


Liquidity and Capital Resources        1994       1993        1992
- ---------------------------------------------------------------------
Cash and cash equivalents          $153,118   $121,600    $ 87,874
Short-term investments                    -          -    $ 52,831
Working capital                    $444,974   $301,046    $332,793
Cash provided by (used in):
 Operating activities              $(40,260)  $(68,418)   $ 32,193
 Investing activities              $(35,856)  $ 32,523    $(69,100)
 Financing activities              $107,798   $ 63,010    $(25,653)

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

          The Company's overall operating income varies within each geographic region. Historically, the Company's North/Latin Americas and Pacific Rim regions have made the primary contributions to the Company's profitability. Therefore, should the Company experience significant revenue and/or profitability declines in either region, this could significantly impact the Company's overall net sales and profitability. Europe has historically shown an operating loss primarily due to a lack of centralized manufacturing, distribution and service operations. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in conjunction with establishing a new manufacturing facility in Limerick, Ireland.

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

Item 8.  Financial Statements and Supplementary Data

         Financial Statements:

           Report of Independent Auditors.
           Consolidated Balance Sheets at July 2, 1994 (restated) and July 3,
             1993.
           Consolidated Statements of Operations for the years ended July 2,
             1994 (restated), July 3, 1993 and June 27, 1992.
           Consolidated Statements of Shareholders' Equity for the years ended
             July 2, 1994 (restated), July 3, 1993 and June 27, 1992. Consolidated Statements of Cash Flows for the years ended July 2,
             1994 (restated), July 3, 1993 and June 27, 1992.
           Notes to Restated Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
AST Research, Inc.


          We have audited the accompanying restated consolidated balance sheets of AST Research, Inc. as of July 2, 1994 and July 3, 1993, and the related restated consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 2, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

          The consolidated financial statements for the year ended July 2, 1994 have been restated as discussed more fully in Note 2 - Acquisitions.



                                         Ernst & Young LLP



Orange County, California
July 26, 1994, except for
 Note 2 - Acquisitions
 as to which the date is
 June 1, 1995

                               AST RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
                                                        July 2,       July 3,
(In thousands, except share amounts)                     1994          1993
                                                  (Restated - Note 2)
- --------------------------------------------------------------------------------

ASSETS
 Current assets:
  Cash and cash equivalents                              $  153,118   $121,600
  Accounts receivable, net of allowance for
   doubtful accounts of $17,564 ($11,671 in 1993)           326,057    236,020
  Inventories                                               333,729    342,307
  Deferred income taxes                                      43,266     46,058
  Other current assets                                        9,797     15,230
- --------------------------------------------------------------------------------

     Total current assets                                   865,967    761,215

 Property and equipment                                     159,530    134,422
 Accumulated depreciation and amortization                  (56,089)   (39,500)
- --------------------------------------------------------------------------------

 Net property and equipment                                 103,441     94,922

 Goodwill, net of accumulated amortization
  of $3,479 ($606 in 1993)                                   29,220     20,693
 Other assets                                                 6,992      9,329
- --------------------------------------------------------------------------------

                                                         $1,005,620   $886,159
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                  $   50,000   $ 59,217
  Accounts payable                                          209,579    157,996
  Accrued salaries, wages and employee benefits              21,465     19,042
  Other accrued liabilities                                 112,096    178,835
  Income taxes payable                                       27,455     44,832
  Current portion of long-term debt                             398        247
- --------------------------------------------------------------------------------

     Total current liabilities                              420,993    460,169

 Long-term debt                                             215,294     92,258
 Deferred income taxes and other non-current
  liabilities                                                 7,571     14,926

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 70,000,000 shares
   authorized, 32,333,750 shares issued and
   outstanding in 1994 (31,579,115 in 1993)                     323        316
  Additional capital                                        141,424    129,784
  Retained earnings                                         220,015    188,706
- --------------------------------------------------------------------------------

     Total shareholders' equity                             361,762    318,806
- --------------------------------------------------------------------------------

                                                         $1,005,620   $886,159
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

- --------------------------------------------------------------------------------
                                                         Fiscal Year
                                            ------------------------------------
(In thousands, except per share amounts)       1994          1993        1992
                                      (Restated - Note 2)
- --------------------------------------------------------------------------------
Net sales                                   $2,367,274    $1,412,150   $944,079

Cost of sales                                2,019,541     1,126,452    650,819
- --------------------------------------------------------------------------------
Gross profit                                   347,733       285,698    293,260

Selling and marketing expenses                 193,053       141,752    120,072
General and administrative expenses             74,333        51,555     45,201
Engineering and development expenses            38,858        31,969     30,461
Restructuring charge (credit)                  (12,500)      125,000          -
- --------------------------------------------------------------------------------

Total operating expenses                       293,744       350,276    195,734
- --------------------------------------------------------------------------------
Operating income (loss)                         53,989       (64,578)    97,526

Interest income                                  2,125         3,341      7,009
Interest expense                                (9,937)       (1,269)    (2,439)
Other income (expense), net                        135        (2,732)    (1,812)
- --------------------------------------------------------------------------------
Income (loss) before income taxes               46,312       (65,238)   100,284

Provision (benefit) for income taxes            15,003       (11,500)    31,780
- --------------------------------------------------------------------------------

Net income (loss)                           $   31,309    $  (53,738)  $ 68,504
================================================================================
Net income (loss) per share:
    Primary                                 $     0.96    $    (1.72)  $   2.16
    Fully diluted                           $     0.95    $    (1.72)  $   2.16
================================================================================
Shares used in computing net income
  (loss) per share:
    Primary                                     32,548        31,289     31,758
    Fully diluted                               34,866        31,289     31,774
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

- --------------------------------------------------------------------------------
                                         Common Stock   Additional  Retained
(In thousands)                        Shares     Amount   Capital   Earnings
- --------------------------------------------------------------------------------
Balance at June 28, 1991               30,228       $302   $107,920   $173,940
  Exercise of stock options               607          6      2,771          -
  Tax benefit related to
   employee stock options                   -          -      9,042          -
  Vesting of restricted stock               -          -        782          -
  Cancellation of restricted stock        (48)         -          -          -
  Net income                                -          -          -     68,504
- --------------------------------------------------------------------------------
Balance at June 27, 1992               30,787        308    120,515    242,444
  Exercise of stock options               867          9      4,939          -
  Tax benefit related to
   employee stock options                   -          -      3,980          -
  Vesting of restricted stock               -          -        450          -
  Cancellation of restricted stock        (75)        (1)      (100)         -
  Net loss                                  -          -          -    (53,738)
- --------------------------------------------------------------------------------
Balance at July 3, 1993                31,579        316    129,784    188,706
  Exercise of stock options and
   warrants                               755          7      9,554          -
  Tax benefit related to
   employee stock options                   -          -      1,823          -
  Vesting of restricted stock               -          -        263          -
  Net income (Restated - Note 2)            -          -          -     31,309
- --------------------------------------------------------------------------------
Balance at July 2, 1994 (Restated)     32,334       $323   $141,424   $220,015
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Fiscal Year
- ------------------------------------------------------------------------------------------------
(In thousands)                                 1994                1993                1992
                                       (Restated - Note 2)
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Cash received from customers              $ 2,274,978         $ 1,322,831           $ 906,319
 Cash paid to suppliers and employees       (2,294,380)         (1,373,528)           (846,023)
 Interest received                               2,052               4,583               6,388
 Interest paid                                  (3,149)             (1,373)             (2,610)
 Income tax refunds received                     1,989                   -                   -
 Income taxes paid                             (22,210)            (13,008)            (29,405)
 Other cash received (paid)                        460              (7,923)             (2,476)
- ------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   operating activities                        (40,260)            (68,418)             32,193

Cash flows from investing activities:
 Purchases of short-term investments                 -             (35,155)           (120,566)
 Proceeds from short-term investments                -              87,986              67,735
 Payment related to Tandy/GRiD
  acquisition                                  (15,000)                  -                   -
 Purchases of capital equipment                (30,045)            (20,894)            (17,811)
 Proceeds from disposition of capital
  equipment                                     10,673               1,146               1,923
 Purchases of other assets                      (1,484)               (560)               (381)
- ------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   investing activities                        (35,856)             32,523             (69,100)

Cash flows from financing activities:
 Short-term borrowings, net                     (9,217)             58,417                   -
 Repayment of long-term debt                      (520)               (355)            (28,430)
 Proceeds from issuance of long-term debt      107,974                   -                   -
 Proceeds from issuance of common stock          9,561               4,948               2,777
- ------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   financing activities                        107,798              63,010             (25,653)

Effect of exchange rate changes on cash
 and cash equivalents                             (164)              6,611              (2,871)
- ------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    31,518              33,726             (65,431)

Cash and cash equivalents at beginning
 of year                                       121,600              87,874             153,305
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year   $   153,118         $   121,600           $  87,874
================================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                    Fiscal Year
- -----------------------------------------------------------------------------------------------------
(In thousands)                                       1994                1993                1992
                                               (Restated - Note 2)
- -----------------------------------------------------------------------------------------------------
Reconciliation of net income (loss) to net
 cash provided by (used in) operating
   activities:

Net income (loss)                                  $ 31,309           $ (53,738)           $ 68,504
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                    25,861              13,222              11,793
    Provision (benefit) for deferred income
     taxes                                            8,983             (55,438)              1,499
    Gain on sale of capital equipment                (4,286)                  -                   -
    Pen-based inventory write-off                    33,600                   -                   -
Change in operating assets and liabilities,
 net of effects of acquisition:
    Accounts receivable                             (86,290)            (97,059)            (37,164)
    Inventories                                     (19,808)            (59,809)            (54,367)
    Other current assets                              3,317                (552)             (4,985)
    Accounts payable and accrued expenses           (14,093)            137,496              42,862
    Income taxes payable                            (17,377)             28,230              (7,757)
    Other current liabilities                        (3,573)             19,785               9,850
Exchange (gains) losses                               2,097                (555)              1,958
- -----------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating
    activities                                     $(40,260)          $ (68,418)           $ 32,193
=====================================================================================================
Supplemental schedule of noncash investing
    and financing activities:

The Company purchased certain assets relating to Tandy Corporation's personal computer operations effective June 30, 1993. In addition, the Company purchased certain assets relating to Tandy/GRiD France's personal computer operations effective
    September 1, 1993. In conjunction with
    the acquisitions, liabilities were
    assumed as follows:

    Fair value of assets acquired                  $ 16,571           $ 151,000
    Note payable and cash due Tandy                  (6,720)           (105,000)
- -----------------------------------------------------------------------------------------------------
    Liabilities assumed                            $  9,851           $  46,000
- -----------------------------------------------------------------------------------------------------
Tax benefit of employee stock options              $  1,823           $   3,980           $  9,042
=====================================================================================================

                            See accompanying notes.

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

- --------------------------------------------------------------------------------
     Buildings                                                        40 years
     Machinery and equipment                                         3-5 years
     Furniture and fixtures                                          3-5 years
     Leasehold improvements  Shorter of 5 years or remaining term of the lease
- --------------------------------------------------------------------------------

Goodwill

        Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Total amortization of goodwill recorded for fiscal years 1994, 1993 and 1992 was $2.9 million, $.1 million and $.1 million, respectively. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment. The Company has established programs which, under specified conditions, provide price protection rights and/or enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 Note 1.  Summary of Significant Accounting Policies (Continued)

 Income Taxes

          The provision (benefit) for income taxes is computed on the pretax income (loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes.
 Incremental United States income taxes have not been provided on $195 million of cumulative undistributed earnings of the Company's foreign subsidiaries. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

 Note 2.  Acquisitions and Restructuring (Continued)

          The preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired (goodwill) was $20 million relating to valuation adjustments to inventory ($15 million) and certain accrued liabilities ($5 million). During fiscal 1994, the Company refined the fair value estimates of the assets acquired and liabilities assumed and, as a result, increased the recorded goodwill by $11.4 million to $31.4 million.

          As part of the Company's acquisition of Tandy's personal computer operations, the Company acquired Tandy's GRiD and Victor(R) product lines. These lines included various models of desktop and notebook personal computers (non pen-based products) as well as the GRiD Convertible(TM), GRiD PalmPad(R) and PalmPad SL, and GRiDPAD(R) 2390 pen-based systems. During the first and second quarters of fiscal 1994, the Company focused its efforts with respect to the acquired product lines on manufacturing personal computers for sale to Tandy Corporation under the supply agreement with Tandy's retail operations and integrating the acquired GRiD and Victor non pen-based product lines into its product families. Beginning in the third quarter of fiscal 1994, the Company commenced a reassessment of the GRiD non pen-based product lines and product capabilities, the current and future prospects for GRiD products and the costs involved in continuing the GRiD brand name. Based on this review and the Company's success in transitioning certain GRiD customers to the Company's product lines, the Company decided in the fourth quarter to eventually discontinue all manufacturing, marketing and sales efforts related to the acquired GRiD non pen-based product lines.

          By the end of the second quarter of fiscal 1994, the Company had been able to complete an analysis of the inventory acquired from Tandy Corporation by product line and determined that it had acquired unique purchased parts and finished goods sufficient to manufacture approximately 40,000 units of pen-based products. In the third quarter of fiscal 1994, the Company also increased its focus on the level of sales of the GRiD pen-based products relative to the level of acquired pen-based products inventories. However, the sales volumes attained by the Company in the first three quarters of fiscal 1994, which were consistent with the sales volumes achieved by GRiD in the three fiscal quarters preceding the acquisition, only utilized approximately 25% of the total quantity of pen-based products acquired. Accordingly, the Company believed that its sales experience substantiated that a significant portion of the acquired pen-based products inventory was excess and/or obsolete. As originally reported, in the fourth quarter of fiscal 1994 the Company completed its allocation of the purchase price and reduced the preliminary value assigned to such inventory by $33.6 million and increased the carrying value of goodwill arising from the Tandy acquisition by a corresponding amount.

          The consolidated financial statements for the year ended July 2, 1994 contained in this Form 10-K/A have been restated from those originally issued to reflect the $33.6 million reduction in the carrying value of GRiD pen-based products inventories acquired in the Tandy acquisition, made in the fourth quarter of fiscal 1994, as a charge to cost of sales rather than an increase in the carrying value of goodwill arising from the Tandy acquisition. This restatement was made in connection with a Securities and Exchange Commission
 (SEC) review. Following discussions with the SEC staff, in June 1995, the Company made the restatement and related adjustments discussed below.

          After giving effect to this restatement, reversal of previously recorded related goodwill amortization and related income tax effects, fiscal 1994 net income has been restated to $31.3 million ($.95 per share) from $53.5 million ($1.59 per share), and shareholders' equity has been reduced from $384 million to $361.8 million. These adjustments are expected to result in a $10.5 million reduction to income taxes payable but otherwise have no impact on the Company's working capital or cash flows. Additionally, goodwill amortization over the remaining portion of the ten year life assigned to goodwill arising from the Tandy acquisition will be reduced by $3.6 million annually.

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



 Note 2.  Acquisitions and Restructuring (Continued)

 Supplemental Pro Forma Results of Operations (Unaudited)

          The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of results which may occur in the future.

 -------------------------------------------------------------------------------
                                                                         1993
 -------------------------------------------------------------------------------
 Net sales                                                           $1,982,511
 Net loss                                                            $  (41,440)
 Net loss per share                                                  $    (1.32)
- --------------------------------------------------------------------------------

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



 Note 2.  Acquisitions and Restructuring (Continued)

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

 Note 3.  Inventories


 Inventories consist of the following:

 -------------------------------------------------------------------------------
                                                      July 2,       July 3,
 (In thousands)                                         1994          1993
 -------------------------------------------------------------------------------
 Purchased parts                                      $ 99,959      $146,565
 Work in process                                        53,765        30,890
 Finished goods                                        180,005       164,852
 -------------------------------------------------------------------------------
 Total                                                $333,729      $342,307
 ===============================================================================

 Note 4.  Property and Equipment

 Property and equipment consists of the following:


 -------------------------------------------------------------------------------
                                                       July 2,       July 3,
 (In thousands)                                         1994          1993
 -------------------------------------------------------------------------------
 Land                                                 $ 15,729      $ 12,786
 Buildings                                              35,547        31,382
 Machinery and equipment                                84,004        69,869
 Furniture and fixtures                                 11,926        10,790
 Leasehold improvements                                 12,324         9,595
 -------------------------------------------------------------------------------
 Total                                                $159,530      $134,422
 ===============================================================================

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



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


 Note 6.  Long-Term Debt

 Long-term debt consists of the following:
 -------------------------------------------------------------------------------
                                                             July 2,    July 3,
 (In thousands)                                               1994       1993
 -------------------------------------------------------------------------------
 Liquid Yield Option Notes (zero coupon convertible
  subordinated notes) due 2013, less original issue
  discount of $200,334, 5.25% yield to maturity              $114,666   $     -

 Promissory note payable, interest due annually at
  current rate of 4.94%, principal due July 1996               96,720    90,000

 Other notes payable due in various installments through
  April 2002                                                    4,306     2,505
- --------------------------------------------------------------------------------
                                                              215,692    92,505
 Less current portion of long-term debt                          (398)     (247)
- --------------------------------------------------------------------------------
 Long-term debt                                              $215,294   $92,258
================================================================================

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 Note 6.  Long-Term Debt (Continued)

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

 Note 7.  Income Taxes


 The provision (benefit) for income taxes consists of the following:

 ---------------------------------------------------------------------------
 (In thousands)                                 1994     1993       1992
 ---------------------------------------------------------------------------
                                                                   Deferred
                                              Liability Method      Method
                                              ----------------      ------
 Current:
  Federal                                    $(2,781)  $ 36,461    $14,700
  State                                         (201)     1,116      3,950
  Foreign                                      9,002      6,361     11,631
 ---------------------------------------------------------------------------
                                               6,020     43,938     30,281
 ---------------------------------------------------------------------------
 Deferred:
  Federal                                      8,532    (54,424)     2,413
  State                                          105     (3,108)       349
  Foreign                                        346      2,094     (1,263)
 ---------------------------------------------------------------------------
                                               8,983    (55,438)     1,499
 ---------------------------------------------------------------------------
                                             $15,003   $(11,500)   $31,780
 ===========================================================================

          As discussed in Note 1, the Company adopted SFAS No. 109 in fiscal 1993. This change had no material effect on the previously reported fiscal 1993 net loss. Deferred taxes in 1994 and 1993 reflect the impact of future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



 Note 7.  Income Taxes (Continued)

 principles. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of July 2, 1994 and July 3, 1993 are as follows:


 -----------------------------------------------------------------------------
                                        1994                   1993
 (In thousands)                    Assets   Liabilities   Assets  Liabilities
 -----------------------------------------------------------------------------
 Inventory reserves              $ 16,968     $     -   $  4,109     $     -
 Returns and allowances             3,679           -      3,481           -
 Other accrued liabilities          7,176           -      3,199           -
 Restructuring charge               5,365           -     49,541           -
 Warranty reserves                  5,201           -          -           -
 State income taxes                     -        (914)         -           -
 Depreciation                           -           -          -      (1,522)
 Goodwill                               -      (2,524)         -           -
 Deferred intercompany profit       1,985           -      2,659           -
 Net operating loss
  carryforwards                    27,366           -     14,719           -
 Other                             10,736        (274)     5,001        (100)
 -----------------------------------------------------------------------------
 Total deferreds                   78,476      (3,712)    82,709      (1,622)
 Valuation allowance              (34,524)          -    (32,889)          -
 -----------------------------------------------------------------------------
                                 $ 43,952     $(3,712)  $ 49,820     $(1,622)
 =============================================================================

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

          The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:


 -----------------------------------------------------------------------------
 (In thousands)                                  1994      1993     1992
 -----------------------------------------------------------------------------
 Statutory federal income tax provision
  (benefit)                                  $ 16,209  $(22,181) $34,097
 Increase (decrease) in taxes resulting from:
   State income taxes, net of federal benefit    (137)   (1,312)   3,531
   Foreign income taxed at different rates    (10,005)   (7,635)  (9,973)
   Losses producing no current tax benefit      8,589     8,307    4,590
   Adjustment to deferred assets and
    liabilities for change in tax rate         (1,266)        -        -
   Restructuring charge producing no current
    tax benefit                                     -    12,748        -
   Other, net                                   1,613    (1,427)    (465)
 -----------------------------------------------------------------------------
                                             $ 15,003  $(11,500) $31,780
 =============================================================================

          The Company's manufacturing operations in Taiwan and the PRC operate under complete or partial tax holidays which expire in 1997 and 1999, respectively. The aggregate dollar amount and per share effect of these tax holidays were immaterial for 1994, 1993 and 1992.

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 Note 7.  Income Taxes (Continued)

          Pretax profit (losses) from foreign operations were approximately $29,778,000, ($1,983,000) and $50,287,000 in 1994, 1993 and 1992, respectively.
 The Company has $85 million of net operating loss carryforwards in various foreign countries which can be utilized to offset the Company's future taxable income. Approximately $34 million of such carryforwards expire from 1995 through 2001. The remaining carryforwards of $51 million have no expiration date.

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



 Note 8.  Benefit Plans (Continued)

 The following table summarizes 1994 stock option activity under all of the stock plans:

 ------------------------------------------------------------------------------
                                                  Number     Available for
                                                of options    future grant
 ------------------------------------------------------------------------------
 Outstanding at July 3, 1993                    3,504,380       2,052,143
 Authorized                                             -         896,675
 Granted                                        1,624,400      (1,624,400)
 Exercised                                       (702,135)              -
 Canceled                                        (380,425)        380,425
 Plan shares expired                                    -         (99,275)
 -------------------------------------------------------------------------------
 Outstanding at July 2, 1994                    4,046,220       1,605,568
 ===============================================================================

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



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

 Note 10.  Commitments and Contingencies

 Lease Commitments

      The Company leases its field offices, certain equipment, automobiles and most of its operating facilities under operating lease agreements. The Company also has capital leases for certain equipment. Future minimum lease payments under these leases approximate the following amounts:


 -------------------------------------------------------------------------------
 (In thousands)                                     Lease Obligations
                                              -----------------------------
 Fiscal Year                                  Capital             Operating
- --------------------------------------------------------------------------------
   1995                                        $  531              $13,310
   1996                                           484               10,417
   1997                                           470                6,613
   1998                                           323                5,822
   1999                                           265                4,738
   Thereafter                                     739               14,711
 -------------------------------------------------------------------------------
 Total minimum lease payments                  $2,812              $55,611
 ===============================================================================

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

 Concentrations of Credit Risk

          The Company distributes its products through various distribution channels, including independent resellers, dealers, national distributors, OEMs, U.S. Government approved dealers and consumer retailers. Concentrations of credit risk are generally limited due to the Company's broad range of distribution channels and the Company's geographically diverse customer base. However, sales into the PRC are to a limited customer base comprised primarily of larger entities which are affected by the economic conditions or political occurrences within the PRC. No single customer accounted for more than 10% of the Company's net sales for fiscal years 1994, 1993 and 1992. In addition, the Company's sales are primarily to customers whose activities are related to the retail, consumer electronics or personal computer industries. Therefore, the Company's ability to collect trade receivables may be adversely impacted by changes in these industries. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss.

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

          On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court of the Central District of California. On May 9, 1994, the Court consolidated the two cases under the case name In re AST Securities Litigation. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court of the Central District of California under the case name Steven A. Kornfeld v. James L. Forquer, et al. Management has reviewed the allegations contained in the complaints and believes such allegations are without merit. Management intends to vigorously defend these litigations. While it is not possible to predict what impact the restatement might have on these litigations or whether or not additional complaints may be filed, management does not believe that the outcome of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

          The Company has been named as a defendant or co-defendant, frequently with other personal computer manufacturers, including IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in thirteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims total approximately $15 million in compensatory damages, $130 million in punitive damages, and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



 Note 10.  Commitments and Contingencies (Continued)

 litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately protected. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

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

 A summary of the Company's operations by geographic area is as follows:


Fiscal year ended July 2, 1994
- --------------------------------------------------------------------------------------------------------------
                                   North/Latin               Pacific    Rest of
(In thousands)                       America      Europe       Rim       World     Eliminated   Consolidated
- --------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                        $1,546,010   $532,921   $  260,700   $27,643  $         -     $2,367,274
 Transfers between
   geographic areas                    404,582    251,605      901,106     3,098   (1,560,391)             -
 -------------------------------------------------------------------------------------------------------------
 Net sales                          $1,950,592   $784,526   $1,161,806   $30,741  $(1,560,391)    $2,367,274
 =============================================================================================================
 Operating income (loss)            $   22,786   $(20,027)  $   42,729   $ 1,296  $     7,205     $   53,989
 =============================================================================================================
 Identifiable assets                $  541,469   $257,098   $  191,976   $15,077  $         -     $1,005,620
 =============================================================================================================
 Fiscal year ended July 3, 1993
 -------------------------------------------------------------------------------------------------------------
                                   North/Latin               Pacific    Rest of
  (In thousands)                     America      Europe       Rim       World    Eliminated    Consolidated
 -------------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                        $  854,929   $297,312   $  238,974   $20,935  $         -     $1,412,150
 Transfers between
   geographic areas                    234,815     55,690      751,511       897   (1,042,913)             -
 -------------------------------------------------------------------------------------------------------------
 Net sales                          $1,089,744   $353,002   $  990,485   $21,832  $(1,042,913)    $1,412,150
 =============================================================================================================
 Operating income (loss)            $  (69,677)  $(45,569)  $   41,620   $   838  $     8,210     $  (64,578)
 =============================================================================================================
 Identifiable assets                $  574,801   $173,028   $  122,165   $16,165  $         -     $  886,159
 =============================================================================================================

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 Note 11.  Segment and Geographic Information (Continued)

 Fiscal year ended June 27, 1992
 ---------------------------------------------------------------------------------------------------------
                                   North/Latin             Pacific   Rest of
 (In thousands)                      America     Europe      Rim      World    Eliminated   Consolidated
 ---------------------------------------------------------------------------------------------------------
 Sales to unaffiliated
   customers                          $550,887  $204,623   $177,796   $10,773   $       -       $944,079
 Transfers between
   geographic areas                    168,346    61,409    432,563       647    (662,965)             -
 ---------------------------------------------------------------------------------------------------------
 Net sales                            $719,233  $266,032   $610,359   $11,420   $(662,965)      $944,079
 =========================================================================================================
 Operating income (loss)              $ 40,090  $(10,632)  $ 59,087   $   781   $   8,200       $ 97,526
 =========================================================================================================
 Identifiable assets                  $359,550  $124,332   $ 91,380   $ 5,351   $       -       $580,613
 =========================================================================================================

          In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. The fiscal 1993 restructuring charge of $125 million is included in operating income (loss) in the geographic areas in which the actual restructuring costs are expected to be incurred. This amount is comprised of $93.3 million in the North/Latin America segment, $25.6 million in the Europe segment and $6.1 million in the Pacific Rim segment. The fiscal 1994 restructure credit of $12.5 million relates to and is included in North/Latin America operating income.

 Note 12.  Selected Quarterly Financial Data (Unaudited)

          The tables below set forth selected quarterly financial information for fiscal years 1994 and 1993 (in thousands, except per share amounts).

 ---------------------------------------------------------------------------------------------------------
 1994                        First Quarter       Second Quarter        Third Quarter       Fourth Quarter*
 ---------------------------------------------------------------------------------------------------------
 Net sales                      $514,409            $677,011              $591,349            $584,505
 Gross profit                     85,900             114,566               101,106              46,161
 Net income (loss)                 8,232              17,933                13,214              (8,070)
 Net income per share:
   Primary                      $    .26            $    .55              $    .40            $   (.25)
   Fully diluted                $    .26            $    .54              $    .38            $   (.25)
 ---------------------------------------------------------------------------------------------------------
 *  Restated (Note 2).

 ---------------------------------------------------------------------------------------------------------
 1993                        First Quarter       Second Quarter        Third Quarter       Fourth Quarter*
 ---------------------------------------------------------------------------------------------------------
 Net sales                      $286,353            $346,338              $370,251            $409,208
 Gross profit                     65,015              76,185                71,821              72,677
 Net income (loss)                 7,641              14,581                11,045             (87,005)
 Net income (loss) per
  share:
   Primary                      $    .24            $    .46              $    .35            $  (2.76)
 ---------------------------------------------------------------------------------------------------------

          In the fourth quarter of fiscal 1993, the Company recorded a pretax restructuring charge of $125 million which is reflected in the fiscal 1993 fourth quarter net loss. In the fourth quarter of fiscal 1994, the Company recorded a pretax restructuring credit of $12.5 million which is reflected in the fiscal 1994 fourth quarter net income (Note 2).

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 Note 12.  Selected Quarterly Financial Data (Unaudited) (Continued)

          In fiscal 1993, fully diluted per share information is anti-dilutive or does not differ materially from primary net income (loss) per share in any quarterly period. In fiscal 1994 and 1993, the quarterly per share amounts do not sum to the net income (loss) for the respective years due to the dilutive effect of common stock equivalents and other dilutive securities used in computing per share information in the first three quarters.

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

Item 13.  Certain Relationships and Related Transactions

          The information set forth on page 12 of the 1994 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1)  Financial Statements
            --------------------

            See Index to Consolidated Financial Statements at Item 8 on Page 25 of this report.

       (2)  Financial Statement Schedules
            -----------------------------

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

       (3)  Exhibits
            --------

Exhibit
Number    Description
- ------    -----------

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

Exhibit
Number                        Description
- ------                        -----------

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

Exhibit
Number                        Description
- ------                        -----------

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

Exhibit
Number                        Description
- ------                        -----------

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

Exhibit
Number                        Description
- ------                        -----------

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

10.101* Form of Warrant Certificate issued to Non-employee Director in July 1992 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

10.102* Amendment to 1989 Long-Term Incentive Program related to increase in number shares (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

10.103* Form of Nonqualified Common Stock Option Agreement for officers under the 1989 Long-Term Incentive Program, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

10.104* Form of Amendment to Officers Nonqualified Common Stock Option Agreement, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

10.105* Amendment of Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1983 approved by the Board of Directors April 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

10.106* Amended form of Nonqualified Common Stock Option Agreement under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1983 with amended provisions approved by the Compensation Committee January 23, 1992 and by the Board of Directors April 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

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

Exhibit
Number                        Description
- ------                        -----------

10.109* Amendment to Officer's Restricted Common Stock Grant Agreement approved by the Board of Directors October 29, 1992 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

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

10.112* First Amendment to the AST Research, Inc. Profit Sharing Plus Plan, effective June 27, 1992 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

10.113* Second Amendment to the AST Research, Inc. Profit Sharing Plus Plan, effective June 30, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

10.114 Licensing Agreement with International Business Machines (IBM) Corp. re: OS/2, dated July 28, 1993 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

10.115* Employment Agreement dated July 27, 1993 between Safi U. Qureshey and AST Research, Inc. (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

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

10.118* Form of Severance Compensation Agreement (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

10.119 Credit Agreement dated September 30, 1993, among AST Research, Inc., Bank of America NT & SA as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended October 2, 1993).

10.120* AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).

10.121* Form of Option Agreement Under 1994 One-Time Grant Stock Option Plan for Non-Employee Directors of AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).

10.122* Amendment to AST Research, Inc. 1989 Long-Term Incentive Program (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1,
          1994).

10.123* Amendment to AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended January 1, 1994).

10.124 First Amendment dated March 30, 1994 to Credit Agreement dated September 30, 1993 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2,
          1994).

Exhibit
Number                        Description
- ------                        -----------

10.125 Second Amendment dated April 27, 1994 to Credit Agreement dated September 30, 1993 among AST Research, Inc., Bank of America NT & SA as co-agent and National Westminster Bank Plc as co-agent (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2,
          1994).

10.126 Joint Venture Contract dated September 7, 1993 between Tianjin Economic -Technological Development Area Business Development Co. and AST Research (Far East) Limited (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1994).

10.127*   Involuntary Termination Policy dated September 2, 1994.

10.128*   Performance Based Annual Management Incentive Plan.

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

27.       Financial Data Schedule.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 (c).

(b)  Reports on Form 8-K
     -------------------

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

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 5, 1995.

                                         AST RESEARCH, INC.


Date:  June 5, 1995                      By:   /s/Safi U. Qureshey
                                               ---------------------------
                                               Safi U. Qureshey
                                               Chief Executive Officer and
                                               Chairman of the Board

                               POWER OF ATTORNEY
                               -----------------

   We, the undersigned directors and officers of AST Research, Inc., do hereby constitute and appoint Safi U. Qureshey our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  Signature                          Title                             Date
  ---------                          -----                             ----

   /s/Safi U. Qureshey       Chief Executive Officer and            June 5, 1995
- ---------------------------  Chairman of the Board
   Safi U. Qureshey          (Principal Executive Officer)

   /s/Bruce C. Edwards       Chief Financial Officer,               June 5, 1995
- ---------------------------  Executive Vice President and Director
   Bruce C. Edwards          (Principal Financial and Accounting
                             Officer)

   /s/James T. Schraith      Chief Operating Officer,               June 5, 1995
- ---------------------------  President and Director
   James T. Schraith

   /s/Richard J. Goeglein    Director                               June 5, 1995
- ---------------------------
   Richard J. Goeglein

                             Director                               June 5, 1995
- ----------------------------
   Carmelo J. Santoro, Ph.D.


   /s/Delbert W. Yocam       Director                               June 5, 1995
- ---------------------------
   Delbert W. Yocam

   /s/Jack W. Peltason       Director                               June 5, 1995
- ---------------------------
   Jack W. Peltason

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


- --------------------------------------------------------------------------------
                              Balance at                 Amounts    Balance at
Name of Debtor          Beginning of Period  Additions  Collected  End of Period
- --------------------------------------------------------------------------------
Year Ended July 2, 1994

Scott A. Smith (1)              $  -           $100       $  -         $100

Year Ended July 3, 1993

None                               -              -          -            -

Year Ended June 27, 1992

Wai S. Szeto (2)                $304           $  -       $304         $  -




(1) On September 21, 1993, the Company loaned Vice President Scott A. Smith $100,000 for the purchase of a primary residence, evidenced by a promissory note secured by a deed of trust. The loan was issued interest free and is payable in full on September 21, 1996.

(2) On December 3, 1990, Vice President Wai S. Szeto exercised stock options issued under the 1983 and 1989 Plans to purchase 50,000 shares of common stock and issued promissory notes to the Company in the aggregate of $177,813. The notes included interest at 10% per annum and were due and payable on December 1, 1991. The notes were paid in full with interest on August 8, 1991. On April 24, 1991, the Company loaned Mr. Szeto $125,000 for a six month period to purchase a primary residence. The loan was evidenced by a promissory note secured by a pledge agreement covering his restricted stock and bore interest at 10% per annum. The note was paid in full with interest on August 8, 1991.

                                                        Schedule VIII


                               AST RESEARCH, INC.
          Consolidated Valuation and Qualifying Accounts and Reserves
                        For the Years Ended July 2, 1994
                         July 3, 1993 and June 27, 1992
                                 (In thousands)



- -------------------------------------------------------------------------------
                                            1994      1993      1992
- -------------------------------------------------------------------------------
Allowance for doubtful accounts

Balance, beginning of period             $11,671   $ 9,831   $ 6,132
Additions charged to expense              13,219     6,089     5,253
Reductions                                (7,326)   (4,249)   (1,554)
                                         -------   -------   -------

Balance, end of period                   $17,564   $11,671   $ 9,831
                                         =======   =======   =======
- -------------------------------------------------------------------------------

Allowance for sales returns

Balance, beginning of period             $ 9,120   $10,109   $ 7,038
Net additions (reductions) charged to
 sales                                     6,017      (989)    3,071
                                         -------   -------   -------

Balance, end of period                   $15,137   $ 9,120   $10,109
                                         =======   =======   =======
- -------------------------------------------------------------------------------

Reserve for excess or obsolete
 inventory

Balance, beginning of period             $35,595   $14,529   $13,775
Inventory acquired in the Tandy
 acquisition, restated                         -    20,535         -
Allocation of restructure reserves to
  identified inventory exposure              693        -          -
Net additions charged to expense,
 restated                                 28,980       531       754
                                         -------   -------   -------

Balance, end of period                   $65,268   $35,595   $14,529
                                         =======   =======   =======


                                                        Schedule IX


                               AST RESEARCH, INC.
                       Consolidated Short-Term Borrowings
                        For the Years Ended July 2, 1994
                         July 3, 1993 and June 27, 1992
                             (Dollars in thousands)


- ------------------------------------------------------------------------------------------
                                                               1994      1993      1992
- ------------------------------------------------------------------------------------------
Amount outstanding at end of period
  Short-term bank borrowings                                 $ 50,000   $59,217   $1,374

Interest rate on amount outstanding
  Short-term bank borrowings                                     7.01%     6.13%   10.43%

Maximum amount outstanding during the period
  Short-term bank borrowings                                 $108,781   $59,572   $1,399

Average amount outstanding during the period
  Short-term bank borrowings                                 $ 29,714   $ 5,243   $1,281

Average interest rate on borrowings during the period
  Short-term bank borrowings                                     4.40%     6.95%    9.87%


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

                                                                      Schedule X


                              AST RESEARCH, INC.
            Consolidated Supplementary Income Statement Information
                       For the Years Ended July 2, 1994
                        July 3, 1993 and June 27, 1992
                                (In thousands)

- --------------------------------------------------------------------------------
                                        1994      1993      1992
- --------------------------------------------------------------------------------

  Royalty Expense                    $56,987   $28,209   $18,059
                                      ======    ======    ======

  Advertising                        $41,138   $28,582   $21,398
                                      ======    ======    ======


  All other expenses required by this Schedule either are not applicable, or are disclosed in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.