Form 10-Q/A
period 1994-10-01
AST RESEARCH INC /DE/
filed 1995-06-06
CIK 725182

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                 FORM 10-Q/A
                               Amendment No. 1

       (Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  October 1, 1994
                                       ---------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    --------------------

                         Commission File No. 0-13941

                              AST RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                            95-3525565
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)             Identification No.)

                             16215 Alton Parkway
                           Irvine, California 92718
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (714) 727-4141

                             --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

     There were 32,366,900 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 28, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               AST RESEARCH, INC.
                                     INDEX



                                                                           Page
                                                                           ----
Part I.   Financial Information

    Item 1.  Financial Statements

                  Restated Consolidated Balance Sheets
                    at October 1, 1994 (Unaudited)
                    and July 2, 1994                                           3

                  Consolidated Statements of Operations
                    (Unaudited) for the three months ended
                    October 1, 1994 (restated) and October 2, 1993             4

                  Consolidated Statements of Cash Flows
                    (Unaudited) for the three months ended
                    October 1, 1994 (restated) and October 2, 1993           5-6

                  Notes to Restated Consolidated Financial
                    Statements (Unaudited)                                  7-10


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               11-17



Part II.  Other Information

    Item 1.  Legal Proceedings                                                18

    Item 6.  Exhibits and Reports on Form 8-K                                 19



Signatures                                                                    19

                               AST RESEARCH, INC.
                 RESTATED CONSOLIDATED BALANCE SHEETS (NOTE 1)

- -----------------------------------------------------------------------------------
                                                            October 1,     July 2,
                                                               1994         1994
(In thousands, except share amounts)                        (Unaudited)
- -----------------------------------------------------------------------------------

ASSETS
 Current assets:
  Cash and cash equivalents                                   $100,724   $  153,118
  Accounts receivable, net of allowance for
   doubtful accounts of $17,303 at
   October 1, 1994 and $17,564 at July 2, 1994                 322,512      326,057
  Inventories                                                  340,762      333,729
  Deferred income taxes                                         43,373       43,266
  Other current assets                                          27,133        9,797
- -----------------------------------------------------------------------------------
     Total current assets                                      834,504      865,967
 Property and equipment                                        162,763      159,530
 Accumulated depreciation and amortization                     (58,599)     (56,089)
- -----------------------------------------------------------------------------------
 Net property and equipment                                    104,164      103,441

 Goodwill, net of accumulated amortization
  of $4,291 at October 1, 1994 and $3,479
  at July 2, 1994                                               28,408       29,220
 Other assets                                                    9,447        6,992
- -----------------------------------------------------------------------------------
                                                              $976,523   $1,005,620
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                       $ 50,000   $   50,000
  Accounts payable                                             227,513      209,579
  Accrued salaries, wages and employee benefits                 21,290       21,465
  Other accrued liabilities                                    117,225      112,096
  Income taxes payable                                          15,243       27,455
  Current portion of long-term debt                                398          398
- -----------------------------------------------------------------------------------
     Total current liabilities                                 431,669      420,993
 Long-term debt                                                215,319      215,294
 Deferred income taxes and other non-current liabilities         6,832        7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 70,000,000 shares
   authorized, 32,365,900 shares issued and
   outstanding at October 1, 1994 and 32,333,750
   shares at July 2, 1994                                          324          323
  Additional capital                                           141,770      141,424
  Retained earnings                                            180,609      220,015
- -----------------------------------------------------------------------------------
     Total shareholders' equity                                322,703      361,762
- -----------------------------------------------------------------------------------
                                                              $976,523   $1,005,620
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

                            See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

- ---------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 --------------------------------
                                                      October 1,       October 2,
(In thousands, except per share amounts)                 1994             1993
                                                 (Restated - Note 1)
- ---------------------------------------------------------------------------------
Net sales                                             $495,446          $514,409
Cost of sales                                          458,147           428,509
- ---------------------------------------------------------------------------------
Gross profit                                            37,299            85,900
Selling and marketing expenses                          51,865            42,071
General and administrative expenses                     21,369            17,590
Engineering and development expenses                     9,902            10,244
- ---------------------------------------------------------------------------------
Total operating expenses                                83,136            69,905
- ---------------------------------------------------------------------------------
Operating income (loss)                                (45,837)           15,995
Interest income                                            484               254
Interest expense                                        (3,289)           (1,605)
Other expense, net                                        (310)           (2,171)
- ---------------------------------------------------------------------------------
Income (loss) before income taxes                      (48,952)           12,473
Provision (benefit) for income taxes                    (9,546)            4,241
- ---------------------------------------------------------------------------------

Net income (loss)                                     $(39,406)         $  8,232
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

Net income (loss) per share                           $  (1.22)         $    .26
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

Weighted average common and common
 equivalent shares outstanding                          32,346            32,002
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- -------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                ---------------------------------
                                                                     October 1,       October 2,
(In thousands)                                                          1994             1993
                                                                (Restated - Note 1)
- -------------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Cash received from customers                                         $ 500,376        $ 440,562
 Cash paid to suppliers and employees                                  (534,009)        (499,647)
 Interest received                                                          431              211
 Interest paid                                                           (4,240)            (743)
 Income tax refunds received                                                117              548
 Income taxes paid                                                       (3,314)             (41)
 Other cash paid                                                         (1,819)          (3,343)
- -------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                 (42,458)         (62,453)

Cash flows from investing activities:
 Payment related to Tandy/GRiD acquisition                                   --          (15,000)
 Purchases of capital equipment                                          (8,598)          (2,836)
 Proceeds from disposition of capital equipment                           1,504              210
 Purchases of other assets                                               (1,218)             (90)
- -------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                  (8,312)         (17,716)

Cash flows from financing activities:
 Short-term borrowings, net                                                  --           23,000
 Repayment of long-term debt                                                (32)             (91)
 Proceeds from issuance of common stock                                     347              155
- -------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                 315           23,064

Effect of exchange rate changes on cash and cash equivalents             (1,939)          (2,189)
- -------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                               (52,394)         (59,294)

Cash and cash equivalents at beginning of period                        153,118          121,600
- -------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $ 100,724        $  62,306
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

                            See accompanying notes.

                               AST RESEARCH, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


Reconciliation of net income (loss) to net cash used in operating activities:

- -------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                ---------------------------------
                                                                     October 1,       October 2,
(In thousands)                                                          1994             1993
                                                                (Restated - Note 1)
- -------------------------------------------------------------------------------------------------

Net income (loss)                                                      $(39,406)        $  8,232

Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                           5,936            5,363
  Provision (benefit) for deferred income taxes                            (439)              52
  Gain on sale of capital equipment                                        (218)              --
Change in operating assets and liabilities, net
 of effects of acquisition:
  Accounts receivable                                                     7,009          (65,222)
  Inventories                                                            (7,033)         (48,655)
  Other current assets                                                  (16,897)          (1,238)
  Accounts payable and accrued expenses                                  20,858           80,704
  Income taxes payable                                                  (12,212)           1,522
  Other current liabilities                                               1,298          (44,322)
  Exchange loss (gain)                                                   (1,354)           1,111
- -------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                $(42,458)        $(62,453)
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

The Company purchased certain assets relating to Tandy/GRiD
France's personal computer operations effective September 1, 1993.
In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                              --         $  8,457
  Note payable                                                               --           (6,720)
- -------------------------------------------------------------------------------------------------

  Liabilities assumed                                                        --         $  1,737
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

Tax benefit of employee stock options                                        --         $  1,279
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

                            See accompanying notes.

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 1, 1994

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

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K/A. The results of operations for the three-month period ended October 1, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 2, 1994.

Restatements

  The Company has filed a Form 10-K/A with the Securities and Exchange Commission to restate its consolidated financial statements for the year ended July 2, 1994 to account for a $33.6 million reduction in the carrying value of GRiD pen-based products inventories made in the fourth quarter of fiscal 1994 as a charge to cost of sales rather than an adjustment to the carrying value of goodwill arising from the Tandy acquisition. After giving effect to this restatement, reversal of previously recorded related goodwill amortization and related tax effects, the Company's restated consolidated balance sheet at July 2, 1994 reflects shareholders' equity of $361.8 million rather than $384 million as previously reported. For further information concerning this restatement see
Note 2 of Notes to the Restated Consolidated Financial Statements for the year ended July 2, 1994.

  The accompanying restated consolidated balance sheet at July 2, 1994 reflects these restatements and the consolidated financial statements for the three-month period ended October 1, 1994 have been restated to reflect both the fiscal 1994 restatements and a resulting reduction in fiscal 1995 goodwill amortization, net of related income tax effects. The effect of these restatements is to decrease shareholders' equity at October 1, 1994 by $21.7 million from the amount of shareholders' equity previously reported, and to reduce previously reported net loss for the three-month period ended October 1, 1994 by $.5 million. These adjustments have no impact on the Company's working capital or cash flows.

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

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 1, 1994

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

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 1, 1994

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

Per Share Information

  Earnings (loss) per share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. Fully diluted earnings
(loss) per share were antidilutive or not materially different from earnings
(loss) per share.

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 1, 1994

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


- --------------------------------------------------------------------------------
                                                           October 1,   July 2,
(In thousands)                                                1994       1994
- --------------------------------------------------------------------------------

Purchased parts                                             $114,563   $ 99,959
Work in process                                               39,521     53,765
Finished goods                                               186,678    180,005
- --------------------------------------------------------------------------------
                                                            $340,762   $333,729
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                October 1, 1994

Results of Operations

  The following table shows the results of operations for the periods indicated as a percentage of net sales.


                                                        Percentage of Net Sales
                                                          Three Months Ended
                                                        ------------------------
                                                        October 1,    October 2,
                                                           1994          1993
- --------------------------------------------------------------------------------

Net sales                                                 100.0%        100.0%
Cost of sales                                              92.5          83.3
- --------------------------------------------------------------------------------
Gross profit                                                7.5          16.7
- --------------------------------------------------------------------------------
Selling and marketing expenses                             10.5           8.2
General and administrative expenses                         4.3           3.4
Engineering and development expenses                        2.0           2.0
- --------------------------------------------------------------------------------
Operating income (loss)                                    (9.3)          3.1
Other expense, net                                         (0.6)         (0.7)
- --------------------------------------------------------------------------------
Income (loss) before income taxes                          (9.9)          2.4
Provision (benefit) for income taxes                       (1.9)          0.8
- --------------------------------------------------------------------------------
Net income (loss)                                          (8.0%)         1.6%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

  Revenues from desktop system products decreased 7% to $304.2 million for the three-month period ended October 1, 1994 from $327.9 million in the comparable prior year period. Increased sales of the Advantage!(R) 486DX and SX, the Bravo(TM) 486DX and Pentium(TM) desktops were offset by declines in revenues from the Premmia(TM) 486DX and Tandy(R) desktop systems sales. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $2.6 million in the three-month period ended October 1, 1994, compared to $25.0 million in the first three months of fiscal 1994.

  The Company's notebook computer product revenues rose 15% to $120.7 million in the three-month period ended October 1, 1994 from $104.9 million in the comparable prior year period. This increase reflects a 19% increase in unit shipments to 63,000 for the three-month period ended October 1, 1994 from 53,000 in the same prior year period. Notebook systems sales growth occurred in all key notebook product line offerings including Bravo, Advantage! and the Ascentia(TM) notebook computer lines.

  North American revenues (including Canada) decreased by 9% to $324.5 million during the first three months of fiscal 1995 over the comparable prior year period. Sales to the national distributor channel rose substantially, increasing 87% over the same prior year quarter and accounted for 16% of total North American revenues versus 8% in the comparable fiscal 1994 period. Sales to the independent resellern/dealer channel for the three-month period ended October 1, 1994 rose 2% over the same prior year period and accounted for 49% of total North American revenues. Revenue from the consumer retail channel decreased 26% over the comparable prior year quarter primarily due to lower Tandy branded systems sales. The Company currently anticipates that its second quarter consumer retail channel sales, while up from those recorded in the first quarter, will be below the level recorded in the second quarter of fiscal 1994. Revenue from the original equipment manufacturers ("OEM") channel significantly declined during the first quarter of fiscal 1995 due to the completion of two large OEM contracts in the fourth quarter of fiscal 1994. The Company expects revenues from the OEM channel to represent a smaller portion of its revenue base in fiscal year 1995 compared to fiscal year 1994 as the Company emphasizes its focus on AST(R) brand products. The consumer retail channel and the OEM channel accounted for 33% and 2%, respectively, of total North American revenues during the three-month period ended October 1, 1994.

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

Gross Profit

  Gross profit margins decreased to 7.5% in the three-month period ended October 1, 1994 from 16.7% in the three-month period ended October 2, 1993. This decline in margins was a result of unanticipated product development and production delays, certain component constraints, as well as continued intense industrywide competitive pressures which have required pricing reductions at a rate faster than the Company was able to reduce costs. The Company believes that the industry will continue to be characterized by rapid introduction of new products, rapid technological advances and product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. Lower gross margins could also result in decreased liquidity and adversely affect the Company's financial position.

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

Operating Expenses

  Total operating expenses increased 18.9% to $83.1 million for the three-month period ended October 1, 1994 from $69.9 million for the three-month period ended October 2, 1993. As a percentage of sales, operating expenses increased to 16.8% from 13.6% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion in anticipation of higher than realized sales.

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

  General and administrative expenses increased by 21.5% to $21.4 million for the three-month period ended October 1, 1994 from $17.6 million in the same fiscal 1994 period. Worldwide expansion, including operations in Ireland and China, resulted in increased payroll and administrative costs. The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses resulting from an expanded patent/trademark portfolio acquired from Tandy. Depreciation and amortization expense rose due to increased goodwill amortization resulting from the fiscal 1994 fourth quarter final purchase price allocation of Tandy Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 4.3% from 3.4% in the comparable prior year period.

  Engineering and development costs declined by 3.3% to $9.9 million for the three-month period ended October 1, 1994 from $10.2 million in the comparable prior fiscal period. Lower payroll and related costs were partially offset by increased engineering material expenses and other professional fees relating to new product development activities. Products introduced in the first quarter of fiscal 1995 included the Advantage! Adventure 4000, the Bravo MS and Premmia MX desktops, the Manhattan(TM) V and P series of Pentium-based servers and the Ascentia 800N value notebook. As a percentage of sales, engineering and development expenses were constant at 2.0%.

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

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 19.5% for the quarter ended October 1, 1994. This compares to an effective income tax provision of 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets. The realization of deferred tax assets is in large part dependent on future earnings, the timing and amount of which may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent the Company does not ultimately realize future taxable income or cannot reasonably expect future taxable income, the Company's effective tax rate may be negatively impacted.

Liquidity and Capital Resources

  Working capital of $402.8 million at October 1, 1994 included cash and cash equivalents of $100.7 million compared to working capital of $445.0 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $50.0 million at both October 1, 1994 and July 2, 1994. During the first three months of fiscal 1995, the Company used $42.5 million of cash principally to fund its operating loss for the quarter.

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

  On September 28, 1994, the Company obtained a waiver to its $300 million unsecured revolving credit facility from the banks participating in the credit facility. This agreement waived certain financial covenants for the last day of the fiscal quarter ending October 1, 1994 and a potential event of default under the credit agreement for the period of October 1, 1994 through December 30, 1994. While the Company has not been in default and is currently not in default on its $300 million revolving credit agreement, the Company will likely be in default at December 31, 1994, under the existing terms of the credit agreement due to its net loss for the fiscal quarter ended October 1, 1994. Accordingly, the Company must either obtain an additional waiver agreement or amend the terms of the credit agreement to prevent an event of default from occurring at December 31, 1994. The Company is currently in negotiations with the bank participants in the revolving credit agreement and currently has no reason to believe that it will not be able to either renegotiate the terms of the credit agreement or obtain a waiver to cure any potential defaults under the existing terms of the credit agreement due to the Company's recent financial performance. However, no assurance can be given that such an amendment or waiver will be obtained.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits
       3.1.1 Certificate of Amendment of Certificate of Incorporation of AST Research, Inc., a Delaware corporation, filed November 3, 1994.
       11.   Computation of Net Income (Loss) Per Share.
       27.   Financial Data Schedule.

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

                                                       AST Research, Inc.
                                                       ------------------
                                                          (Registrant)


Date:  June 5, 1995                         /s/ Bruce C. Edwards
       ------------                         -----------------------------
                                             Bruce C. Edwards
                                             Executive Vice President
                                              and Chief Financial Officer