Form 10-Q/A
period 1994-12-31
AST RESEARCH INC /DE/
filed 1995-06-06
CIK 725182

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

       For the quarterly period ended  December 31, 1994
                                       -----------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                      to
                                      --------------------    -----------------


                         Commission File No. 0-13941

                              AST RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                            95-3525565
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

                               AST RESEARCH, INC.
                                     INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

    Item 1.   Financial Statements

                 Restated Consolidated Balance Sheets
                   at December 31, 1994 (Unaudited)
                   and July 2, 1994                                            3

                 Consolidated Statements of Operations
                   (Unaudited) for the three months and six months ended
                   December 31, 1994 (restated) and January 1, 1994            4

                 Consolidated Statements of Cash Flows
                   (Unaudited) for the six months ended
                   December 31, 1994 (restated) and January 1, 1994          5-6

                 Notes to Restated Consolidated Financial
                   Statements (Unaudited)                                   7-10

    Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              11-18


Part II. Other Information

    Item 1.   Legal Proceedings                                               19

    Item 4.   Submission of Matters to a Vote of Security Holders             20

    Item 5.   Other Information                                               21

    Item 6.   Exhibits and Reports on Form 8-K                                21

Signatures                                                                    21

                               AST RESEARCH, INC.
                 RESTATED CONSOLIDATED BALANCE SHEETS (NOTE 1)

- --------------------------------------------------------------------------------
                                                            December 31,     July 2,
                                                                1994          1994
(In thousands, except share amounts)                         (Unaudited)
- ---------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                  $ 68,654        $  153,118
  Accounts receivable, net of allowance for
   doubtful accounts of $17,920 at December 31, 1994
   and $17,564 at July 2, 1994                                375,087           326,057
  Inventories                                                 351,362           333,729
  Deferred income taxes                                        48,947            43,266
  Other current assets                                         14,780             9,797
- ---------------------------------------------------------------------------------------
     Total current assets                                     858,830           865,967

  Property and equipment                                      166,227           159,530
  Accumulated depreciation and amortization                   (62,259)          (56,089)
- ---------------------------------------------------------------------------------------
  Net property and equipment                                  103,968           103,441

  Goodwill, net of accumulated amortization of $4,932
   at December 31, 1994 and $3,479 at July 2, 1994             27,536            29,220
  Other assets                                                  9,495             6,992
- ---------------------------------------------------------------------------------------
                                                            $ 999,829        $1,005,620
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                      $ 75,000        $   50,000
  Accounts payable                                            252,579           209,579
  Accrued salaries, wages and employee benefits                19,952            21,465
  Other accrued liabilities                                   113,351           112,096
  Income taxes payable                                         13,040            27,455
  Current portion of long-term debt                               398               398
- ---------------------------------------------------------------------------------------
     Total current liabilities                                474,320           420,993
 Long-term debt                                               218,158           215,294
 Deferred income taxes and other non-current liabilities        6,328             7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 32,374,200 shares issued and
   outstanding at December 31, 1994 and 32,333,750
   shares at July 2, 1994                                         324               323
  Additional capital                                          141,814           141,424
  Retained earnings                                           158,885           220,015
- ---------------------------------------------------------------------------------------
     Total shareholders' equity                               301,023           361,762
- ---------------------------------------------------------------------------------------
                                                            $ 999,829        $1,005,620
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

- -------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                Six Months Ended
                                            ------------------------------  ---------------------------------
                                                 Dec. 31,         Jan. 1,          Dec. 31,          Jan. 1,
(In thousands, except per share amounts)           1994            1994              1994             1994
                                            (Restated - Note 1)               (Restated - Note 1)
- -------------------------------------------------------------------------------------------------------------
Net sales                                   $640,159             $677,011     $1,135,605           $1,191,420
Cost of sales                                573,841              562,445      1,031,988              990,954
- -------------------------------------------------------------------------------------------------------------
Gross profit                                  66,318              114,566        103,617              200,466
Selling and marketing expenses                58,548               53,022        110,413               95,093
General and administrative expenses           21,567               19,698         42,936               37,288
Engineering and development expenses           8,648               10,403         18,550               20,647
- -------------------------------------------------------------------------------------------------------------
Total operating expenses                      88,763               83,123        171,899              153,028
- -------------------------------------------------------------------------------------------------------------
Operating income (loss)                      (22,445)              31,443        (68,282)              47,438
Interest income                                  523                  373          1,007                  627
Interest expense                              (3,603)              (2,581)        (6,892)              (4,186)
Other expense, net                            (1,461)              (2,064)        (1,771)              (4,235)
- -------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes            (26,986)              27,171        (75,938)              39,644
Provision (benefit) for income taxes          (5,262)               9,238        (14,808)              13,479
- -------------------------------------------------------------------------------------------------------------
Net income (loss)                           $(21,724)            $ 17,933     $  (61,130)          $   26,165
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
     Primary                                $   (.67)            $    .55     $    (1.89)          $      .81
     Fully diluted                          $   (.67)            $    .54     $    (1.89)          $      .79
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
Shares used in computing net
  income (loss) per share:
     Primary                                  32,369               32,454         32,358               32,228
     Fully diluted                            32,369               33,404         32,358               33,195
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- ---------------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                             --------------------------------------
                                                                December 31,            January 1,
(In thousands)                                                      1994                   1994
                                                             (Restated - Note 1)
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Cash received from customers                                    $ 1,088,368           $ 1,055,099
 Cash paid to suppliers and employees                             (1,175,936)           (1,091,042)
 Interest received                                                     1,122                   614
 Interest paid                                                        (4,697)               (2,166)
 Income tax refunds received                                           3,322                 1,130
 Income taxes paid                                                    (9,435)               (8,706)
 Other cash received (paid)                                            2,784                (5,137)
- ---------------------------------------------------------------------------------------------------
    Net cash used in operating activities                            (94,472)              (50,208)

Cash flows from investing activities:
 Payment related to Tandy/GRiD acquisition                                --               (15,000)
 Purchases of capital equipment                                      (15,220)              (11,186)
 Proceeds from disposition of capital equipment                        2,029                   530
 Sales (purchases) of other assets                                    (1,559)                  470
- ---------------------------------------------------------------------------------------------------
    Net cash used in investing activities                            (14,750)              (25,186)

Cash flows from financing activities:
 Short-term borrowings, net                                           25,000                (9,195)
 Repayment of long-term debt                                            (226)                 (121)
 Proceeds from issuance of long-term debt, net                            --               108,733
 Proceeds from issuance of common stock                                  391                 1,410
- ---------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                         25,165               100,827

Effect of exchange rate changes on cash and cash equivalents            (407)               (1,606)
- ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (84,464)               23,827

Cash and cash equivalents at beginning of period                     153,118               121,600
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    68,654           $   145,427
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

                                    See accompanying notes.

                               AST RESEARCH, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


Reconciliation of net income (loss) to net cash used in operating activities:

- ---------------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                             --------------------------------------
                                                                December 31,            January 1,
(In thousands)                                                      1994                   1994
                                                             (Restated - Note 1)
- ---------------------------------------------------------------------------------------------------
Net income (loss)                                               $(61,130)               $  26,165

Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                   12,498                   11,154
  Provision (benefit) for deferred income taxes                   (6,358)                     979
  Gain on sale of capital equipment                                 (435)                      --
Change in operating assets and liabilities, net
 of effects of acquisition:
  Accounts receivable                                            (45,975)                (127,863)
  Inventories                                                    (17,633)                  38,205
  Other current assets                                            (8,151)                   1,119
  Accounts payable and accrued expenses                           52,952                   41,631
  Income taxes payable                                           (14,415)                  (1,010)
  Other current liabilities                                       (2,941)                 (44,933)
  Exchange loss (gain)                                            (2,884)                   4,345
- ---------------------------------------------------------------------------------------------------
  Net cash used in operating activities                         $(94,472)               $ (50,208)
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:

The Company purchased certain assets relating to Tandy/GRiD
France's personal computer operations effective September 1, 1993.
In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                       --                $  10,171
  Note payable                                                        --                   (6,720)
- ---------------------------------------------------------------------------------------------------
  Liabilities assumed                                                 --                $   3,451
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
Tax benefit of employee stock options                                 --                $   1,823
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

                              See accompanying notes.

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1994

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

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K/A. The results of operations for the three- and six-month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 2, 1994.

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

  The accompanying restated consolidated balance sheet at July 2, 1994 reflects these restatements and the consolidated financial statements for the three- and six-month periods ended December 31, 1994 have been restated to reflect both the fiscal 1994 restatements and a resulting reduction in fiscal 1995 goodwill amortization, net of related income tax effects, of approximately $.6 million per quarter. The effect of these restatements is to decrease shareholders' equity at December 31, 1994 by $21.1 million from the amount of shareholders' equity previously reported, and to reduce previously reported net loss for the three- and six-month periods ended December 31, 1994 by $.6 million and $1.1 million, respectively. These adjustments have no impact on the Company's working capital or cash flows.

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

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1994


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

                               AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1994

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

Per Share Information

  Earnings (loss) per share for fiscal 1995 and 1994 have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. In fiscal 1994, the fully diluted per share calculation assumes, in addition to the above, (i) that the Company's Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, and (ii) the potential additional dilutive effect of stock options. In fiscal 1995, fully diluted earnings (loss) per share were antidilutive.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- --------------------------------------------------------------------
                                 December 31,               July 2,
(In thousands)                       1994                     1994
- --------------------------------------------------------------------

Purchased parts                  $ 93,762                   $ 99,959
Work in process                    51,136                     53,765
Finished goods                    206,464                    180,005
- --------------------------------------------------------------------
                                 $351,362                   $333,729
- --------------------------------------------------------------------
- --------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               December 31, 1994
Results of Operations

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                                        Percentage of Net Sales   Percentage of Net Sales
                                         Three Months Ended          Six Months Ended
                                        -----------------------   -----------------------
                                        Dec. 31,       Jan. 1,      Dec. 31,     Jan. 1,
                                          1994           1994         1994         1994
- -----------------------------------------------------------------------------------------

Net sales                               100.0%         100.0%         100.0%       100.0%
Cost of sales                            89.6           83.1           90.9         83.2
- -----------------------------------------------------------------------------------------
Gross profit                             10.4           16.9            9.1         16.8
- -----------------------------------------------------------------------------------------
Selling and marketing expenses            9.1            7.9            9.7          8.0
General and administrative expenses       3.4            2.9            3.8          3.1
Engineering and development expenses      1.4            1.5            1.6          1.7
- -----------------------------------------------------------------------------------------
Operating income (loss)                  (3.5)           4.6           (6.0)         4.0
Other expense, net                       (0.7)          (0.6)          (0.7)        (0.7)
- -----------------------------------------------------------------------------------------
Income (loss) before income taxes        (4.2)           4.0           (6.7)         3.3
Provision (benefit) for income taxes     (0.8)           1.4           (1.3)         1.1
- -----------------------------------------------------------------------------------------
Net income (loss)                        (3.4%)          2.6%          (5.4%)        2.2%
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

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

  Revenues from desktop system products decreased 2% to $765 million for the six-month period ended December 31, 1994 from $780 million in the comparable prior year period. Increased sales of the Advantage!(R) 486DX and the Bravo(TM) 486DX were offset by declines in revenues from the Advantage! and Bravo 486SX, Premmia(TM) 486DX and Tandy(R) desktop systems sales. Decreased sales of the Company's 486-based desktop systems reflected the shift in demand toward the Pentium(TM) desktop systems which accounted for 16% of total desktop systems sales for the six-month period ended December 31, 1994 versus 3% in the comparable fiscal 1994 period. Included within total desktop revenues were sales of the Company's 80386 systems which declined to $3 million in the six-month period ended December 31, 1994, compared to $41 million in the first six months of fiscal 1994.

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

  Revenues for the quarter ended December 31, 1994 decreased 5% to $640 million from $677 million in the quarter ended January 1, 1994 due primarily to lower notebook systems sales. Second quarter fiscal 1995 international revenues of $290 million were 28% higher than the comparable prior year quarter, while North American revenues decreased 22% to $350 million. During the second quarter of fiscal 1995, the Company began shipments of the Bravo MS-T minitower and the Bravo MS-L low-profile desktop. The Company also shipped new models of the Manhattan(TM) V and P series of Pentium-based servers, as well as the Ascentia 810N value notebook.

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

Operating Expenses

  Total operating expenses increased 12.3% to $171.9 million for the six-month period ended December 31, 1994 from $153.0 million for the six-month period ended January 1, 1994. As a percentage of sales, operating expenses increased to 15.1% from 12.8% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion in anticipation of higher than realized sales.

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

  General and administrative expenses increased by 15.1% to $42.9 million for the six-month period ended December 31, 1994 from $37.3 million in the same fiscal 1994 period. Worldwide expansion, including operations in China, Ireland, Korea and the Netherlands, resulted in increased payroll and administrative costs. The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses primarily resulting from an expanded patent/trademark portfolio. Depreciation and amortization expense rose due to a larger fixed asset base and increased goodwill amortization resulting from the acquisition of Tandy Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 3.8% in the first six months of fiscal 1995 from 3.1% in the comparable prior year period.

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

  Total operating expenses for the quarter ended December 31, 1994 increased 6.8% to $88.8 million from $83.1 million in the same fiscal 1994 quarter. As a percentage of sales, operating expenses increased to 13.9% from 12.3% in the prior year quarter. The overall increase in spending is primarily due to increased payroll costs consistent with the Company's worldwide expansion and expanded sales and marketing activities.

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

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 19.5% for the six-month period ended December 31, 1994. This compares to an effective income tax provision of approximately 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The realization of deferred tax assets is in large part dependent on future taxable income. To the extent that the Company does not ultimately realize future taxable income, the Company's effective tax rate may be negatively impacted.

Liquidity and Capital Resources

  Working capital of $384.5 million at December 31, 1994 included cash and cash equivalents of $68.7 million compared to working capital of $445.0 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $75.0 million and $50.0 million at December 31, 1994 and July 2, 1994, respectively. During the first six months of fiscal 1995, the Company used $94.5 million of cash to fund its operating loss for the period, as well as increased levels of accounts receivable consistent with increased international sales levels.

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

                                                        AST Research, Inc.
                                                        ------------------
                                                           (Registrant)


Date:  June 5, 1995                        /s/ Bruce C. Edwards
       ------------                        ------------------------------
                                              Bruce C. Edwards
                                              Executive Vice President
                                               and Chief Financial Officer