Form 10-Q/A
period 1995-04-01
AST RESEARCH INC /DE/
filed 1995-06-06
CIK 725182

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________
                                  FORM 10-Q/A
                                Amendment No. 1

    (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  April 1, 1995
                                      --------------

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________to___________________________


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

               Restated Consolidated Balance Sheets
                 at April 1, 1995 (Unaudited)
                 and July 2, 1994                             3

               Consolidated Statements of Operations
                 (Unaudited) for the three months and
                 nine months ended
                 April 1, 1995 (restated) and April 2,
                 1994                                         4

               Consolidated Statements of Cash Flows
                 (Unaudited) for the nine months ended
                 April 1, 1995 (restated) and April 2,
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

                              AST RESEARCH, INC.
                 RESTATED CONSOLIDATED BALANCE SHEETS (Note 1)

- --------------------------------------------------------------------------------
                                                        April 1,      July 2,
                                                          1995         1994
        (In thousands, except share amounts)           (Unaudited)
- --------------------------------------------------------------------------------

ASSETS
 Current assets:
  Cash and cash equivalents                            $   67,464   $  153,118
  Accounts receivable, net of allowance for
   doubtful accounts of $17,908 at April 1, 1995
   and $17,564 at July 2, 1994                            465,022      326,057
  Inventories                                             354,702      333,729
  Deferred income taxes                                    48,423       43,266
  Other current assets                                         73        9,797
- --------------------------------------------------------------------------------
    Total current assets                                  935,684      865,967
 Property and equipment                                   169,877      159,530
 Accumulated depreciation and amortization                (66,751)     (56,089)
- --------------------------------------------------------------------------------
 Net property and equipment                               103,126      103,441

 Goodwill, net of accumulated amortization of $5,774
  at April 1, 1995 and $3,479 at July 2, 1994              26,694       29,220
 Other assets                                              10,331        6,992
- --------------------------------------------------------------------------------
                                                       $1,075,835   $1,005,620
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                $  100,000   $   50,000
  Accounts payable                                        287,304      209,579
  Accrued salaries, wages and employee benefits            20,999       21,465
  Other accrued liabilities                               137,307      112,096
  Income taxes payable                                     10,743       27,455
  Current portion of long-term debt                         2,472          398
- --------------------------------------------------------------------------------

     Total current liabilities                            558,825      420,993
 Long-term debt                                           216,282      215,294
 Deferred income taxes and other non-current
  liabilities                                               6,241        7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 32,376,500 shares issued and
   outstanding at April 1, 1995 and 32,333,750
   shares at July 2, 1994                                     324          323
  Additional capital                                      141,826      141,424
  Retained earnings                                       152,337      220,015
- --------------------------------------------------------------------------------

     Total shareholders' equity                           294,487      361,762
- --------------------------------------------------------------------------------

                                                       $1,075,835   $1,005,620
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------------
                                      Three Months Ended                         Nine Months Ended
                                --------------------------------        -----------------------------------
                                     April 1,         April 2,              April 1,             April 2,
  (In thousands, except per           1995             1994                   1995                 1994
 share amounts)                 (Restated-Note 1)                      (Restated-Note 1)
- -----------------------------------------------------------------------------------------------------------
Net sales                           $670,176           $591,349           $1,805,781           $1,782,769
Cost of sales                        583,234            490,243            1,615,222            1,481,197
- -----------------------------------------------------------------------------------------------------------
Gross profit                          86,942            101,106              190,559              301,572
Selling and marketing expenses        58,934             50,031              169,347              145,124
General and administrative
 expenses                             22,005             19,968               64,941               57,256
Engineering and development
 expenses                              9,016              9,579               27,566               30,226
- -----------------------------------------------------------------------------------------------------------

Total operating expenses              89,955             79,578              261,854              232,606
- -----------------------------------------------------------------------------------------------------------

Operating income (loss)               (3,013)            21,528              (71,295)              68,966
Interest income                          471                625                1,478                1,252
Interest expense                      (4,669)            (2,881)             (11,561)              (7,067)
Other income (expense), net             (923)               750               (2,694)              (3,485)
- -----------------------------------------------------------------------------------------------------------
Income (loss) before income
 taxes                                (8,134)            20,022              (84,072)              59,666
Provision (benefit) for
 income taxes                         (1,586)             6,808              (16,394)              20,287
- -----------------------------------------------------------------------------------------------------------

Net income (loss)                   $ (6,548)          $ 13,214           $  (67,678)          $   39,379
===========================================================================================================

Net income (loss) per share:
     Primary                           $(.20)              $.40               $(2.09)               $1.21
     Fully diluted                     $(.20)              $.38               $(2.09)               $1.18
===========================================================================================================

Shares used in computing net
  income (loss) per share:
     Primary                          32,376             33,080               32,364               32,512
     Fully diluted                    32,376             37,179               32,364               34,238
===========================================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                      --------------------------

                                                       April 1,      April 2,
(In thousands)                                          1995          1994
                                                   (Restated - Note 1)
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Cash received from customers                         $ 1,693,897   $ 1,666,651
 Cash paid to suppliers and employees                  (1,793,097)   (1,697,421)
 Interest received                                          1,564         1,358
 Interest paid                                             (6,699)       (2,668)
 Income tax refunds received                                3,320         1,192
 Income taxes paid                                        (10,233)      (13,305)
 Other cash received                                        1,697           888
- --------------------------------------------------------------------------------
  Net cash used in operating activities                  (109,551)      (43,305)

Cash flows from investing activities:
 Payment related to Tandy/GRiD acquisition                      -       (15,000)
 Purchases of capital equipment                           (20,446)      (20,902)
 Proceeds from disposition of capital equipment             2,812         1,169
 Purchases of other assets, net                            (2,556)         (758)
- --------------------------------------------------------------------------------

  Net cash used in investing activities                   (20,190)      (35,491)

Cash flows from financing activities:
 Short-term borrowings, net                                50,000        (9,203)
 Repayment of long-term debt                                 (409)         (136)
 Proceeds from issuance of long-term debt, net                  -       107,974
 Proceeds from issuance of common stock                       403         8,991
- --------------------------------------------------------------------------------

  Net cash provided by financing activities                49,994       107,626

Effect of exchange rate changes on cash and cash
 equivalents                                               (5,907)        1,450
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      (85,654)       30,280

Cash and cash equivalents at beginning of period          153,118       121,600
- --------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $    67,464   $   151,880
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


Reconciliation of net income (loss) to net cash used in operating activities:

- ---------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                 --------------------------------
                                                      April 1,           April 2,
(In thousands)                                         1995               1994
                                                  (Restated - Note 1)
- ---------------------------------------------------------------------------------
Net income (loss)                                     $ (67,678)       $   39,379

Adjustments to reconcile net income (loss) to
 net cash
 used in operating activities:
  Depreciation and amortization                          18,836            17,818
  Provision (benefit) for deferred income taxes          (6,486)              104
  Gain on sale of capital equipment                        (653)               -
Change in operating assets and liabilities, net
  of effects of acquisition:
  Accounts receivable                                  (127,892)         (108,440)
  Inventories                                           (20,973)            5,643
  Other current assets                                    1,963             8,349
  Accounts payable and accrued expenses                 106,471            32,831
  Income taxes payable                                  (16,712)           (1,741)
  Other current liabilities                               4,876           (40,578)
  Exchange loss (gain)                                   (1,303)            3,330
- ---------------------------------------------------------------------------------
  Net cash used in operating activities               $(109,551)        $ (43,305)
=================================================================================

Supplemental schedule of non-cash investing and financing activities:

The Company purchased certain assets relating
 to Tandy/GRiD
France's personal computer operations
 effective September 1, 1993.
In conjunction with the acquisition,
 liabilities were assumed as
follows:

  Fair value of assets acquired                              -          $  10,171
  Note payable                                               -             (6,720)
- ---------------------------------------------------------------------------------

  Liabilities assumed                                        -          $   3,451
=================================================================================

Tax benefit of employee stock options                        -          $   1,823
=================================================================================

                            See accompanying notes.

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 1, 1995

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

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K/A. The results of operations for the three- and nine-month periods ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 2, 1994.

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

  The accompanying restated consolidated balance sheet at July 2, 1994 reflects these restatements and the consolidated financial statements for the three- and nine-month periods ended April 1, 1995 have been restated to reflect both the fiscal 1994 restatements and a resulting reduction in fiscal 1995 goodwill amortization, net of related income tax effects, of approximately $.6 million per quarter. The effect of these restatements is to decrease shareholders' equity at April 1, 1995 by $20.4 million from the amount of shareholders' equity previously reported, and to reduce previously reported net loss for the three- and nine-month periods ended April 1, 1995 by $.7 million and $1.8 million, respectively. These adjustments have no impact on the Company's working capital or cash flows.

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 1, 1995

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 1, 1995

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

                              AST RESEARCH, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 1, 1995

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

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

- --------------------------------------------------------------------------------
                                        April 1,   July 2,
 (In thousands)                          1995       1994
- --------------------------------------------------------------------------------
Purchased parts                        $113,014   $ 99,959
Work in process                          51,036     53,765
Finished goods                          190,652    180,005
- --------------------------------------------------------------------------------

                                       $354,702   $333,729
================================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 1, 1995



Results of Operations

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                              Percentage of Net Sales    Percentage of Net Sales
                               Three Months Ended         Nine Months Ended
                              -----------------------    -----------------------
                              April 1,       April 2,    April 1,      April 2,
                               1995           1994        1995          1994
- --------------------------------------------------------------------------------

Net sales                      100.0%        100.0%      100.0%        100.0%
Cost of sales                   87.0          82.9        89.4          83.1
- --------------------------------------------------------------------------------

Gross profit                    13.0          17.1        10.6          16.9
- --------------------------------------------------------------------------------

Selling and marketing expenses   8.8           8.5         9.4           8.1
General and administrative
expenses                         3.3           3.4         3.6           3.2
Engineering and development
expenses                         1.4           1.6         1.5           1.7
- --------------------------------------------------------------------------------

Operating income (loss)         (0.5)          3.6        (3.9)          3.9
Other expense, net              (0.7)         (0.2)       (0.7)         (0.6)
- --------------------------------------------------------------------------------

Income (loss) before income
taxes                           (1.2)          3.4        (4.6)          3.3
Provision (benefit) for income
taxes                           (0.2)          1.2        (0.9)          1.1
- --------------------------------------------------------------------------------

Net income (loss)               (1.0%)         2.2%       (3.7%)         2.2%
================================================================================

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

Operating Expenses

  Total operating expenses increased 12.6% to $261.9 million for the nine-month period ended April 1, 1995 from $232.6 million for the nine-month period ended April 2, 1994. As a percentage of sales, operating expenses increased to 14.5% from 13.0% in the comparable prior year period. The increase in operating expenses in the aggregate and as a percentage of sales was primarily due to continued worldwide expansion and an increased level of international sales compared to the same prior year period.

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

  General and administrative expenses increased by 13.4% to $64.9 million for the nine-month period ended April 1, 1995 from $57.3 million in the same fiscal 1994 period. Worldwide expansion, including operations in China, Ireland, Korea and the Netherlands, resulted in increased payroll and administrative costs.
The Company also incurred higher legal fees due to increased litigation activity and additional patent/trademark expenses primarily resulting from an expanded patent/trademark portfolio. Depreciation and amortization expense rose due to a larger fixed asset base and increased goodwill amortization resulting from the acquisition of Tandy

Corporation's personal computer manufacturing operations. As a percentage of sales, general and administrative expenses increased to 3.6% in the first nine months of fiscal 1995 from 3.2% in the comparable prior year period.

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

  Total operating expenses for the quarter ended April 1, 1995 increased 13.0% to $90.0 million from $79.6 million in the same fiscal 1994 quarter. As a percentage of sales, operating expenses were 13.5% in both the current and prior year quarter. The overall increase in spending is primarily due to increased payroll costs related to worldwide expansion and expanded sales and marketing activities consistent with increased sales levels.

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

Provision (Benefit) for Income Taxes

  The Company recorded an effective tax benefit of 19.5% for the nine-month period ended April 1, 1995. This compares to an effective income tax provision of 34% for the same prior year period. The decrease in the fiscal 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the location in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The realization of deferred tax assets is in large part dependent on future taxable income. To the extent that the Company does not ultimately realize future taxable income, the Company's effective tax rate may be negatively impacted.

Liquidity and Capital Resources

  Working capital of $376.9 million at April 1, 1995 included cash and cash equivalents of $67.5 million which compares to working capital of $445.0 million and cash and cash equivalents of $153.1 million at July 2, 1994. The Company had short-term borrowings of $100.0 million and $50.0 million at April 1, 1995 and July 2, 1994, respectively. During the first nine months of fiscal 1995, the Company used $109.6 million of cash to fund its operating loss for the period, its increased levels of accounts receivable consistent with increased international sales levels and higher inventory levels.

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

  The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under its revolving credit facilities, and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate approach for its cash management activities and attempts to maximize the use of its consolidated cash resources so as to minimize additional debt requirements while complying with any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company invests its excess cash in short-term money market instruments. The Company has a $225 million revolving credit facility secured with a pledge of all of the Company's domestic U.S. assets with a final maturity date of September 30, 1996. This revolving credit facility allows the Company to borrow, subject to certain leverage and borrowing base restrictions, at rates based upon the bank's reference rate, or a spread over the LIBOR rate, the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At April 1, 1995, there was $100 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. Under the terms of the leverage and borrowing base restrictions of the credit agreement, the Company had the ability at April 1, 1995, to utilize a total of $193.6 million under the agreement. The amount available under the borrowing base restriction is dependent upon the Company's level of U.S. based accounts receivable and, therefore, subject to fluctuation. If the Company's level of U.S. based sales were to significantly decrease, its ability to utilize the credit facility would be reduced and its liquidity would be adversely affected. The Company also has various letter of credit facilities available for use by the Company and its subsidiaries. The Company believes the restatement does not represent an event of default under the terms of its revolving credit agreements; however, should it be determined that an event of default has occurred, the Company would be required to obtain a waiver of such default. While the Company believes that such a waiver could be obtained, failure to obtain a waiver would have a material adverse effect on the Company.

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

                                                       AST Research, Inc.
                                                       ------------------
                                                     (Registrant)


Date:  June 5, 1995                        /s/ Bruce C. Edwards
       ------------                        --------------------
                                          Bruce C. Edwards
                                          Executive Vice President
                                           and Chief Financial Officer