Form 10-K
period 1995-07-01
AST RESEARCH INC /DE/
filed 1995-09-29
CIK 725182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________
                                   FORM 10-K


[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JULY 1, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $432,086,136 (computed using the closing price of $10.1875 per share of Common Stock on September 22, 1995 as reported by NASDAQ). There were 44,677,900 shares of the registrant's Common Stock, par value $.01 per share, outstanding on September 22, 1995.

                           __________________________

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  AST Research, Inc. ("AST" or the "Company") was incorporated in California on July 25, 1980 and reincorporated as a Delaware corporation effective July 1, 1987. The Company designs, manufactures, markets, services and supports a broad line of personal computers including desktop, notebook and server computer systems marketed under the Advantage!(R), Bravo(TM), Premmia(TM), Ascentia(TM), and Manhattan(TM) SMP brand names. The Company's products feature advanced design characteristics while remaining compatible with established industry standards. The Company currently markets its products through an extensive worldwide distribution network of retail computer dealers, consumer retailers, international and regional distributors, value added dealers ("VADs"), value added resellers ("VARs"), original equipment manufacturers ("OEMs") and U.S. Government ("GSA") approved dealers. See further discussions under Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and "Additional Factors That May Affect Future Results" included therein.

SIGNIFICANT BUSINESS DEVELOPMENTS IN FISCAL 1995

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung Electronics Co., Ltd. ("Samsung"), providing for a significant minority ownership interest of approximately 40% in the Company, as well as other strategic relationships including component supply and joint product development. On June 30, 1995, AST stockholders approved the $377.5 million strategic investment and all regulatory approval had been received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of June 1, 1995, and Amendment No. 2 thereto, dated as of July 29, 1995, Samsung could purchase 6.44 million newly issued shares of common stock from AST, representing 19.9% of the then currently outstanding shares of common stock, at $19.50 per share and could commence a cash tender offer to purchase 5.82 million shares of common stock from the Company's stockholders, representing 18% of the then currently outstanding shares of common stock, at $22 per share. Concurrent with the acceptance of the shares for purchase under the tender offer, Samsung could also purchase an additional 5.63 million newly issued shares of common stock from AST at $22 per share so that its aggregate ownership interest in AST, after completion of all of the purchases, would be approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  In December 1994, the Company amended its $300 million unsecured committed revolving credit agreement by reducing the total amount of the facility to $225 million and securing the credit facility with a pledge of all the Company's domestic United States assets while retaining the maturity date of September 30, 1996. In February 1995, the Company and four of its foreign subsidiaries entered into a $50 million committed revolving credit agreement with an expiration date of August 31, 1995. On June 30, 1995, the Company announced that it expected to incur a loss for its fiscal fourth quarter ending July 1, 1995. This announcement placed the Company in technical default under the terms of both the $225 million credit facility and the $50 million credit facility.
On July 21, 1995, the Company obtained waivers covering the technical default and reduced the total amount of the $225 million credit facility to $185 million. On August 1, 1995, the Company repaid all amounts outstanding under the $50 million credit facility and terminated the agreement. On August 1, 1995, the Company also repaid all amounts outstanding under the $185 million credit facility and further reduced the amount of the facility to $68 million to support a letter of credit issued to Tandy Corporation. On August 28, 1995, the Company canceled the letter of credit issued to Tandy Corporation under the $68 million credit facility and on August 31, 1995 terminated the credit agreement. See further discussion included in "Liquidity and Capital Resources" under Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

  AST operates in one industry segment: the manufacture and sale of personal computers, including desktop, notebook, and server computer systems. The Company currently markets its products through retail computer dealers, consumer retailers, international and regional distributors, VADs, VARs, OEMs and U.S. Government approved dealers. A summary of the Company's operations by geographic area including net sales, operating income (loss) and identifiable assets is incorporated herein by reference from Note 12 of Notes to Consolidated Financial Statements.

BUSINESS STRATEGY AND MARKET

  The Company's business strategy is to utilize its technological expertise, worldwide manufacturing capabilities, brand name recognition and distribution channels to offer its customers a variety of personal computers to meet diverse user needs. The Company believes that its success depends upon the ability to identify products and product features required by customers and to design and produce high quality, innovative products compatible with industry standards on a timely basis and at competitive prices. As new technology and faster, more powerful microprocessors have become available, the Company has concentrated its efforts in the higher performance end of the personal computer market.

  In pursuing this strategy, the Company has developed a multi-channel and multi-brand distribution approach that targets a variety of price points and user requirements. These include the Advantage! computer product lines which are designed for the consumer retail market, the value oriented Bravo computer product line, the high performance Premmia and Manhattan computer product lines, and the Ascentia line of notebook computers. Within these multiple brands, the Company offers a variety of products, including desktop systems from 486-based systems to high-end Pentium(R) systems and servers, color notebooks and the symmetric multiprocessor line. The Company's personal computers incorporate either Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), or Peripheral Component Interconnect ("PCI") Bus Architecture and are compatible with major industry standard operating systems including MS-DOS(R), UNIX/XENIX, SCO UNIX, Novell NetWare(R) and OS/2(R). The Company pursues a strategy whereby its products retain their compatibility with new major industry standards as they are developed.

  The personal computer industry is characterized by intense price competition and the Company believes that the price and performance features of its products are key factors in the purchase decisions of its customers. As a result, the Company has developed a series of product lines each specifically targeted at certain market segments that are served through various channels of the Company's distribution network. Price reductions are often determined with reference to then existing competitive factors, including the prevailing pricing strategy of other major computer manufacturers. The Company's business strategy includes the introduction of new products that are priced aggressively to highlight the price and performance advantages of AST products. The Company intends for its products to remain competitively priced and adjusts its prices as needed to maintain or grow its market share. These adjustments may continue to negatively impact the Company's profitability.

  The Company believes that its strategy of establishing a worldwide presence in countries with developing markets for computer products and providing products that meet local needs, such as customized systems and local language documentation, has provided significant opportunity for revenue growth in these international markets. Overseas revenues increased 31% in fiscal 1995 over the prior year period and contributed 45% of total revenues. International revenues contributed 36% and 41% of total revenues in fiscal 1994 and 1993, respectively. During fiscal 1996, the Company intends to continue focusing on its European and Asia Pacific markets.

PRODUCTS

  The Company's products range from mobile systems to superservers under the Advantage!, Bravo, Premmia, Ascentia and Manhattan brand names. The Company also manufactures certain custom desktop system products for OEM customers. The Company offers a variety of personal computer system products designed to meet multiple performance levels and price points. During fiscal year 1996, the Company intends to enhance its desktop computer product lines with faster processing power and enhanced features to satisfy the complex needs of the home, small-business and corporate user. The Company also plans to expand its mobile computing solutions under the Ascentia brand name with high-performance and value-oriented models. In addition, the Company intends to continue to introduce new server products, technologies and computing solutions for the network environment under its Manhattan brand name.

Advantage!

  AST's Advantage! Adventure consumer line of multimedia PCs are designed for ease of use, complete with CD stereo, full-motion video, telephone answering and voice mail system, game system, high-speed fax machine, gateway to the world of on-line services and the Internet, and a selection of pre-installed software titles. These enhanced information and communications systems also feature AST Works, one of the industry's most comprehensive and easy-to-use software interfaces that combine on-screen video help, numerous productivity tools, and telephony capabilities.

Bravo

  The Bravo value desktop line is AST's price/performance leader providing entry-level and mid-range systems to complete typical business applications, such as word processing, electronic mail, database management, and spreadsheet calculations. The mid-size Bravo MS series offers users both minitower and low-profile configurations which the Company believes are competitively priced with traditional desktop systems. The Bravo LC line of business desktops feature either higher-end 486 processors or more powerful Pentium processors, local-bus accelerated graphics, and greater cache memory expandability.

Premmia

  The Premmia family of personal computer systems provides customers with versatile, solution-oriented platforms to run complex applications, such as CAD/CAM, graphics and engineering programs, for a fraction of the price of traditional workstations. Supporting dual processing, 64-bit accelerated graphics, on-board accelerated 3D hardware, integrated Fast-SCSI-2 and integrated Ethernet, these systems are designated for advanced 32-bit operating system environments such as Windows NT(R) and SCO UNIX.

Ascentia

  AST's line of Ascentia notebook computers provides traveling professionals with total mobile computing solutions that include the key technologies most important to mobile users such as full-size keyboards, large 10.4-inch screens, and long-lasting batteries. AST's new Pentium notebook, the Ascentia 950N, is a true desktop alternative, which combines Intel's powerful 75MHz Pentium processor with high resolution displays, full 16-bit audio support, and up to
1.2 GB hard drives. This product was recently named one of the best mobile products of the year by PC Magazine. The Ascentia 910N, a DX4/75MHz notebook computer, was recently rated the "#1 best buy" by PC World editors, providing users with advanced lithium ion battery technology resulting in up to eight hours of computing time. The lower cost Ascentia 810N notebook computer provides a powerful 66 MHz processor with L2 cache, a 10.4-inch Dual Scan STN color display and a removable floppy drive that serves as a second battery bay to double computing time.

Manhattan Servers

   AST's Manhattan server lineup supports all segments of the server market, the Manhattan P and V series for enterprise-wide computing, and the Manhattan G minitower series for the workgroup segment. AST surrounds its hardware offerings with a host of easy-to-use software management tools, specialized service programs and peripherals that are tested and optimized for AST systems. AST's Manhattan P and Manhattan V mid-range multiprocessor servers meet the needs of the fast-growing client/server market with features such as dual processing Pentium capability, PCI and EISA bus, FastSCSI disk controllers, RAID support options and fault tolerant features. The Manhattan G mini-tower possesses the "true" server attributes of high expandability, certification on leading operating systems, server management tools and on-site service.

Other Markets

  The Company's monitor line includes the ASTVision(TM) 4L, 5L, 7L and 20H models. These monitors consist of low-radiation, multi-sync color and are designed to VESA DPMS (Display Power Management Signaling) standards. ASTVision offers personal computer users who operate with graphic-intensive Windows-based applications a choice of high quality displays available in 14, 15, 17 and 20 inch CRT sizes (viewable sizes are smaller). In addition to the ergonomic design, their multi-synchronous operation delivers enhanced flexibility in graphics resolutions and refresh rates, along with user-controlled definition of the horizontal and vertical image size and positioning.

PRODUCT DEVELOPMENT

  Due to the rapid pace of advances in personal computer technology, the Company's success depends among other things on the timely introduction of new products that are accepted in the marketplace. Accordingly, the Company is actively engaged in the design and development of new products and the enhancement of existing products. During the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, the Company's engineering and development expenses were $36,383,000, $38,858,000 and $31,969,000, respectively.

  The Company's long standing relationships with major software and hardware developers such as Intel Corporation, Microsoft Corporation and Novell Inc. assist the Company in bringing new technologies to the marketplace. Working with these developers in both compatibility testing and software support programs allows the Company to introduce products incorporating the latest hardware technology and the capability to operate the most current software available in the marketplace.

  AST is firmly committed to the establishment of industry standards and actively participates in their development. The Company was one of the nine original high technology companies which participated in the development of EISA and also played a key role as a steering committee member in the development of the Desktop Management Interface (DMI) specification. AST has also incorporated two of the industries latest technologies, the Pentium processor and PCI bus, across all product lines and is actively working to produce designs based on Intel's next-generation microprocessors.

  The Company believes that its technical expertise is a key factor in its development of new and innovative products. The Company's engineering staff uses computer-aided design techniques which assist in the development of new products and enable faster adaptation of printed circuit board layouts for the manufacturing process. In addition, the Company is considering the utilization of more third party circuit boards in its desktop and server product lines in order to enhance its time to market capability. In keeping with AST's philosophy of providing its customers with the latest technology tools, the Company ships Percepta(TM) Software with all its servers. Percepta(TM) Software is a pictorial-based server manager that provides an at-a-glance view of server configuration for quick resolution of problems. The Company is also developing a next-generation software interface, AST Works II, which provides on-screen video help, numerous productivity tools and unsurpassed telephony capabilities for its new family of Advantage! systems that will ship in the near future.

  Fiscal year 1995 system development efforts resulted in the introduction of numerous new products, including new generations and enhancements within the Advantage!, Bravo, Premmia, Ascentia, and Manhattan product families. These new generations and enhancements included the Pentium processor, PCI local bus, energy-efficiency, and multimedia strategies that appeal to a wide range of computer users.

MANUFACTURING

  AST's manufacturing operations include procurement and inspection of components, assembly and testing of printed circuit boards ("PCB") and assembly, testing and packaging of finished products. The Company's manufacturing and warehouse facilities include over 1.25 million square feet of capacity and are located in Fort Worth, Texas; Hong Kong; the People's Republic of China ("PRC"); Taiwan; and Limerick, Ireland.

  During fiscal 1995, the Company altered its demand fulfillment strategies in an effort to realize additional manufacturing efficiencies. The Company completed the closure of its Fountain Valley facility and consolidated its manufacturing for mobile computers, a high-growth segment of the personal computer market, in the Company's Taiwan facility. To better serve the Pacific Rim, American, European and the Rest of the World regions' desktop and server product demand with lower costs and expedited time-to-market, desktop and server products are manufactured in facilities located in Hong Kong, the PRC, Texas, and Ireland. In support of its worldwide systems manufacturing, the Company also completed the closure of its Texas PCB assembly facility and consolidated the manufacture of PCB assemblies in Hong Kong and the PRC. The Company continues to assess its worldwide manufacturing facilities and their capacity in an effort to further increase efficiencies and improve product deliveries.

  The Company currently procures all of its components from outside suppliers. AST factory sites are in close proximity to many key international vendors. Source inspections are conducted at the plants of selected strategic suppliers, while some other parts are sampled for inspection upon receipt at the Company's manufacturing facilities.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as Dynamic Random Access Memory chips ("DRAMs"), some Static Random Access Memory chips, CD-ROMs and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, some Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected. The Company attempts to mitigate these potential risks by working closely with major suppliers on product plans and coordinated product introductions. The strategic relationship formed with Samsung could further reduce the risk associated with the procurement of some of these components.

  The Company has also expanded its manufacturing capacity within the PRC, which has a history of political instability. The Company attempts to reduce this potential risk through a centralized management organization coordinated within its Hong Kong manufacturing operation.

  Quality and reliability are emphasized in the development, design and manufacture of the Company's products. AST continues to focus on new product introductions through a process of concurrent product and process design efforts, which attempt to simplify and streamline the manufacturing process in the earliest stages of product design. Products undergo quality inspection and testing throughout the manufacturing process. Additional manufacturing verification and testing programs include root cause analysis, as well as customer audit programs that consist of extended diagnostic, software and early life reliability testing of products randomly taken from finished goods.

  The Company's strategy is to continuously enhance its manufacturing procedures to include comprehensive quality management processes. In fiscal 1995, the Company successfully obtained and/or maintained International Standards Organization ("ISO") 9000 certification at a majority of its sites. Limerick, Ireland achieved ISO 9000 certification in May 1995, passing the criteria on its first attempt. The Company is currently pursuing ISO certification at its other manufacturing locations in the PRC and at its Fort Worth, Texas facility.

MARKETING AND SALES

  The Company employs a worldwide multi-channel distribution strategy which allows it to reach a variety of customers in most major market segments. Each channel provides AST with access to specific market and customer segments. The Company's strategy is to differentiate itself from others in the industry by continuing to realize significant revenues through its focus on an established network of authorized dealers and resellers. The Company believes that its success in building its network of dealers and resellers is largely due to the Company's product line breadth, the quality and reliability of its products, its dedication to the channel, the responsiveness of its employees, and the high level of service and support provided by the Company. Despite AST's past success within these channels, the Company continues to focus on broadening its distribution channels to further its growth objectives.

  In fiscal 1995, the Company realigned its worldwide sales organization into three major geographical groups: the Americas, which includes the U.S., Canada and Latin America; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

North American Distribution

  The Company's North American distribution channels include authorized independent resellers and dealers, national reseller organizations, national and regional distributors and aggregators, systems integrators, consumer retailers and GSA supply schedule holders. The Company sells directly and indirectly to large VADs and VARs that typically purchase personal computers and add enhancement hardware, software and service to provide the total system solution, which are then sold in a variety of vertical and horizontal markets. The Company's national reseller organization accounts include customers such as CompuCom Systems, MicroAge, ENTEX Information Services, Inc. and Intelligent Electronics, Inc. The Company also sells its products to smaller dealers and resellers through major national distributors including Ingram Micro, Merisel, Gates/FA Distributing and Tech Data Corporation.

  The Company's Advantage! line is designed for small office and home use and is marketed primarily by consumer retail chains including Computer City Supercenters; Price/Costco Wholesale Club Stores; and Sam's Wholesale Club, a division of Wal-Mart Stores.

  Fiscal 1995 North American revenues declined 11% to $1.358 billion from $1.517 billion for fiscal 1994. Sales through the Company's VAD/VAR and consumer retail channels represented 48% and 37%, respectively, of total North American revenues in fiscal year 1995. Fiscal 1995 sales to distributors and through the OEM channels contributed 14% and 1% of North American revenues, respectively.

International Distribution

  The Company operates internationally through subsidiaries and sales offices in 49 locations worldwide. In countries where the Company does not have subsidiary operations, products are sold to retail dealers and distributors. The Company plans to continue to expand its international business within Europe, Africa, the Middle East and the Pacific Rim during fiscal 1996. The Company may also pursue limited expansion plans within certain developing countries as opportunities arise.

  Success and profitability of international operations could be adversely affected by conditions that may not impact North America, including local economic conditions, political instability, tax laws and changes in the value of the U.S. dollar. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition."

  In fiscal 1995, international revenues rose 31% over the prior year, from $850 million to $1.1 billion. This increase in international revenues was attributable to the Company's broad product selection and its ability to deliver from regionalized facilities located in Ireland, Hong Kong, Taiwan and the PRC. European revenues were up 40% to $744 million from $533 million in fiscal 1994 and represented 30% and 23% of total fiscal 1995 and 1994 revenues, respectively. Sales in the Company's Pacific Rim region grew 17% to $306 million and accounted for 12% of total fiscal 1995 worldwide revenue compared to $261 million and 11% of total fiscal 1994 revenue. The Company's Rest of World revenues increased 8% to $61 million in fiscal 1995 and represented 3% of total fiscal 1995 revenue.

Customer Support and Training

  AST believes that customer support, service and training are crucial to maintaining strong relationships with its customers and that the high level of its service and support helps differentiate it from other manufacturers in the personal computer industry. The Company provides a comprehensive collection of services for its products through its "Customer Care" program. AST Customer Care offers technical support to resellers, dealers and end-users through access to toll-free telephone lines, AST On-Line!, a 24-hour electronic bulletin board system, AST Info-Fax, which allows access to a broad selection of technical support documentation via facsimile 24-hours a day, and a technical support alliance with leading network and operating system suppliers for one-stop support in multi-vendor networked environments. In addition, the AST On-Line! service has been expanded to be available through the CompuServe(R) 24 hour on-line information service, Prodigy(R) interactive network and the bulletin board system which includes Remote Imaging Protocol (RIPscrip). AST's support services are further augmented by the new AST InfoLINE, an interactive voice response system which includes automated problem diagnostics as well as automated fax-response diagnostics. Finally, corporate customers seeking additional software support for their systems can contact Stream, International, a fee-based third-party software support organization.

  Parts and labor warranties on AST computers range from one to three years in length, depending on product type. Service is provided by AST authorized dealers, third party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available in more than 1,500 AST authorized service centers. Included among these service centers, from which on-site service is also available, are more than 800 Authorized Service Centers (ASC), over 100 Advanced System Support Centers
(ASSC) and at least 400 third party maintenance locations. In addition, international customers can be serviced on a carry-in basis by any of the authorized AST Service Providers located in more than 30 countries around the world. AST Customer Care also provides comprehensive protection for notebook users through the ExeCare Plus service program. Expedited repair of any AST notebook product anywhere in the United States is available under the ExeCare Plus service program. For ExeCare(SM) Plus members traveling abroad, ExeCare Plus service is also honored by all AST international subsidiaries. The Company offers the AST Premium Plus Support program to end-users who have a large installed base of AST computers and internal information centers providing service and support within the organization. The Premium Plus support program features priority toll-free technical support, a video-based core service training program, subscription to AST Technical Publications and the ability to purchase spare parts directly from AST. Premium Plus Support program subscribers also receive labor reimbursements for warranty repair work performed on AST systems, discounts on spare parts, expedited spare part cross-shipments, spare parts inventory balancing, a free Pronto! Pro(TM) CD-Rom subscription and monthly service center mailing. Ongoing spare parts can be purchased from PC Service Source (PCSS).

Advertising

  AST advertises its product domestically and internationally in selected computer trade, business and consumer publications and via selected broadcast and display mediums throughout the world. Through the AST cooperative advertising programs, the Company encourages its channel partners to advertise and promote AST products by funding a portion of joint advertising and promotion efforts. The Company also participates in major computer and business trade shows and field seminars around the world. The Company's advertising targets a wide range of buyers and influencers including MIS, Networking and PC professionals, department managers, corporate executives, and individual purchasers.

Major Customers

  During fiscal 1995, no AST customer accounted for more than 10% of consolidated net sales.

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

PATENTS AND LICENSES

  The Company relies on a combination of contract, patent, copyright, trademark and trade secret laws to protect its proprietary interests in its products. The Company owns several U.S. federal registrations for trademarks, including "AST", the AST logo, "AST PREMIUM", "AST RESEARCH" and "ADVANTAGE!". At July 1, 1995, the Company had acquired through application and purchase over 400 patents and patent applications throughout the world relating to various aspects of its products.

  AST has license agreements for various products, including operating system software for its personal computer systems with Microsoft Corporation and IBM Corporation, for which the Company makes payments. In addition, the Company has a patent cross-licensing agreement with IBM Corporation dated January 1, 1990, which extends over the life of the covered patents. The Company has a patent cross-licensing agreement with Texas Instruments Inc. dated January 1, 1995, which expires December 31, 2000, for which the Company makes periodic royalty payments. AST also has various license agreements for application software which it distributes with its products, many of which require the Company to make payments to the licensor. Pursuant to the Strategic Alliance Agreement with Samsung Electronics Co., Ltd., the Company entered into a patent cross-license agreement with Samsung dated July 31, 1995 that expires on July 31, 2005.

COMPETITION

  Intense competition in the personal computer industry continued during fiscal 1995 and was characterized by frequent product introductions and an aggressive pricing environment. While some personal computer manufacturers modified their channel strategies, the Company remained focused on its core strategy of being a price and performance leader and expanded its customer service and support programs. The Company's primary competitors are other computer companies which all offer a full range of personal computing solutions, including IBM, Compaq Computer Corporation, Hewlett-Packard Corporation, Digital Equipment Corporation, Dell Computer Corporation, Gateway 2000, Inc. and Packard Bell.

  The Company believes that its main competitive advantage has been and continues to be the Company's commitment to its channel partners. This channel focus, in addition to product branding, product line breadth and service and support, has enabled the Company's products to remain competitive in the extremely competitive personal computer marketplace.

  The personal computer market has continued to be intensely competitive. As a result, significant price reductions were required across all product lines during fiscal 1995, contributing to a decline in gross profit margins. Characteristic of the past few years, the Company expects these pricing pressures to continue. The ongoing introduction of new technologies and full-featured systems across all of the Company's product lines is intended to enable AST to keep pace with rapid market changes and to minimize the effect of continued competitive pricing. However, there can be no assurance that the Company will have the financial resources, marketing and distribution capability, or the technological knowledge to compete successfully. In addition, the Company's results of operations could be adversely impacted if it is unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft and Intel, and manage the competitive risks associated with these relationships.

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

International Standards Organization

  The ISO 9000 standard is an internationally recognized quality standard encompassing all areas of the manufacturing process. The Company has achieved and maintained certification and registration under ISO 9000, section 9002, for the quality systems used in manufacturing operations at its subsidiary in Taiwan, its service center in the United Kingdom and, beginning in May 1995, its manufacturing facility in Limerick, Ireland. In addition, the AST Hong Kong manufacturing operations have been certified and registered under ISO 9000, section 9001. The Company is currently pursuing ISO certification at its remaining non-certified locations in the PRC and at its Fort Worth, Texas facility.

Effects of Environmental Laws

  Compliance with laws enacted for the protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings or competitive position. The Company has successfully been involved in such programs as the EPA's Energy Star program and is a member of the Portable Rechargeable Battery Association (PRBA) which identifies new regulations in various areas with regard to labeling, transportation issues and proper disposal. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations, there can be no assurance that such laws will not have a material adverse effect on the Company. To its knowledge, the Company was not named as a defendant in any environmental lawsuits during fiscal 1995.

EMPLOYEES

  As of August 25, 1995, the Company had 6,595 employees, 3,764 of whom were employed in manufacturing, 316 in engineering and 2,515 in the areas of general management, sales, marketing and administration. Of the total, 2,526 were employed in North America, 2,800 were employed in the Pacific Rim, 45 were employed in the Rest of World (Middle East) and 1,224 were employed by the Company's European subsidiaries. The Company believes that it has been successful to date in attracting and retaining qualified personnel, but believes its future success will depend in part on its continued ability to attract and retain highly qualified engineers, technicians, marketing and management personnel. To assist in attracting qualified employees at all levels, the Company has adopted stock option, performance based incentive compensation, profit sharing and other benefit plans. The Company considers its employee relations to be good. No employee of the Company is represented by a union.

BUSINESS SEASONALITY

  Although the Company does not consider its business to be highly seasonal, the Company did experience seasonally higher sales in the consumer retail channel during its second quarter ended December 31, 1994, due to strong holiday demand for some of its products.

ITEM 2.  PROPERTIES

  The Company owns and occupies its worldwide headquarters facility in Irvine, California. The 232,000 square foot facility accommodates the Company's executive, finance and administrative functions, the Americas Region sales organization, and the product divisions. The Company also leases a 246,000 square foot facility in Fountain Valley, California under a ten year lease agreement, which expires in 1999. This facility was closed in February 1995, and is currently being marketed for sublease. The Company owns and occupies a 212,000 square foot manufacturing facility in Fort Worth, Texas, with an adjacent 202 acres of undeveloped land. It leases an additional 240,000 square feet of manufacturing, engineering, and customer support space in the Fort Worth area. The Company leases approximately 72,000 square feet for regional sales offices and 138,000 square feet for warehouse and distribution space for its North American sales operations.

  The Company entered into an agreement for the sale and leaseback of its 68,000 square foot manufacturing facility in Hong Kong effective June 1994. The leaseback period under this agreement expires June 1996. The Company leases an additional 82,000 and 32,000 square feet for warehouse and production activities and office space, respectively, in Hong Kong. The Company's Taiwanese manufacturing facility includes 65,000 square feet of leased property. The Company leases an aggregate of 390,000 square feet of manufacturing space in the PRC to service the domestic Chinese and other Pacific Rim markets. In addition, the Company leases approximately 87,000 square feet for sales, marketing and administration offices and warehouse facilities in the Pacific Rim.

  The Company owns a 340,000 square foot manufacturing facility in Limerick, Ireland, which supplies nearly all the desktop requirements for the European region, Africa, and the Middle East. In addition, the Company has approximately 236,000 square feet of sales, marketing, administration and warehouse facilities in various other countries throughout Europe. The Company also leases an additional 32,000 square feet for warehouse and office space in the Middle East. An additional 182,000 square feet is leased in the Middle East for possible expansion.

ITEM 3.  LEGAL PROCEEDINGS

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the AST Research Securities Litigation and Kornfeld cases, and requires the payment of $12.5 million by the defendants to the plaintiffs in November 1995. An Order Preliminarily Approving Settlement dated August 28, 1995 was entered by the court to begin the process of approving the settlement. The Company expects that a majority of the settlement will be covered by insurance.

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest. The majority of such proposed adjustments relate to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in sixteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan et al. v. Viewsonic et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was also named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research et al., filed on August 23, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Further, the Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a Special Meeting of Stockholders of AST Research, Inc. on June 30, 1995 in Newport Beach, California. Matters submitted to and approved by a vote of security holders included:

     (1) The approval of the amendment and restatement of the Company's Certificate of Incorporation to increase the size of the Board and make certain other changes and approval of the terms of the Stock Purchase Agreement with Samsung Electronics Co., Ltd.

                    In Favor              17,273,984
                    Opposed                   97,790
                    Abstentions               43,261
                    Broker Non-Votes      14,626,571


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AST's Common Stock is traded on the over-the-counter market (NASDAQ National Market System) under the symbol ASTA. The following tables set forth, for the fiscal 1995 and 1994 periods indicated, the range of high and low prices for the Company's Common Stock.

          1995:              High         Low
          -----              ----         ---

          1st Quarter      $19 - 1/4   $12
          2nd Quarter       16 - 1/4    10 - 3/8
          3rd Quarter       17          13 - 1/8
          4th Quarter       19 - 1/8    13 - 1/2

          1994:
          -----

          1st Quarter      $18 - 1/2   $13 - 3/4
          2nd Quarter       25 - 1/2    16 - 3/4
          3rd Quarter       33          20 - 1/4
          4th Quarter       22 - 1/2    12 - 1/2

  There were approximately 992 security holders of record as of September 22, 1995. The Company has not paid dividends to date and intends to retain earnings for use in the business for the foreseeable future.

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

(In thousands, except
  per share amounts)                      1995          1994          1993         1992        1991
                                       ----------    ----------     ---------     --------    --------
Net sales                              $2,467,783    $2,367,274    $1,412,150     $944,079    $688,477

Gross profit                              245,675       347,733       285,698      293,260     248,347

Operating income (loss)                  (105,690)       53,989(2)    (64,578)(1)   97,526      94,083

Net income (loss)                         (99,309)       31,309       (53,738)      68,504      64,724

Net income (loss) per share:
  Primary                              $    (3.07)   $     0.96    $    (1.72)    $   2.16    $   2.13
  Fully diluted                        $        *    $     0.95    $        *     $      *    $      *

Shares used in computing net income
 (loss) per share:
  Primary                                  32,371        32,548        31,289       31,758      30,413
  Fully diluted                                 *        34,866             *            *           *
                                       ----------    ----------     ---------     --------    --------
Cash and short-term investments        $   95,825    $  153,118    $  121,600     $140,705    $153,305

Working capital                           306,872       444,974       301,046 (3)  332,793     282,678

Total assets                            1,021,501     1,005,620       886,159 (3)  580,613     485,431

Long-term debt                            219,224       215,294        92,258 (3)    2,431      30,110

Total shareholders' equity             $  263,238    $  361,762    $  318,806     $363,267    $282,162

Shares outstanding at end of period        32,413        32,334        31,579       30,787      30,228
                                       ----------    ----------     ---------     --------    --------

* Fully diluted earnings (loss) per share were anti-dilutive or not materially different from primary earnings (loss) per share.

(1) Includes a $125 million pretax restructuring charge. See Note 2 of Notes to Consolidated Financial Statements.

(2) Includes a $12.5 million pretax credit from the reversal of excess restructuring charge amounts not utilized. See Note 2 of Notes to Consolidated Financial Statements.

(3) Effective June 30, 1993, the Company purchased certain net assets of Tandy Corporation's personal computer business. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until fiscal 1994. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(Amounts in tables in thousands, except per share amounts)

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS                              1995        CHANGE        1994        CHANGE       1993
                                                ----------     ------    ----------      ------    ----------
Net sales                                       $2,467,783         4%    $2,367,274         68%    $1,412,150
Gross profit                                    $  245,675       (29%)   $  347,733         22%    $  285,698
  Percentage of net sales                             10.0%                    14.7%                     20.2%
Operating expenses (excluding
 restructuring charges (credits))               $  351,365        15%    $  306,244         36%    $  225,276
  Percentage of net sales                             14.2%                    12.9%                     16.0%
Restructuring charges (credits)                 $        -      (100%)   $  (12,500)      (110%)   $  125,000
  Percentage of net sales                                -                     (0.5%)                     8.9%
Net income (loss)                               $  (99,309)     (417%)   $   31,309        158%    $  (53,738)
Net income (loss) per share, fully diluted      $    (3.07)     (423%)   $     0.95        155%        $(1.72)

NET SALES

  Net sales increased to $2.468 billion in fiscal year 1995 from $2.367 billion in fiscal year 1994 and $1.412 billion in fiscal year 1993. The slight improvement in fiscal 1995 revenues was due to higher Pentium processor-based desktop systems sales partially offset by lower 386 and 486 desktop systems sales and decreased shipments of the Company's notebook system products. The Company's net sales (expressed in U.S. dollars) were also increased by 2.3% in fiscal 1995 compared with decreases of 2.7% and 1.3% in fiscal 1994 and 1993, respectively, due to fluctuations in the average value of the U.S. dollar relative to its average value in the comparable periods of the prior years. In fiscal 1995, the Company's worldwide unit shipments increased 5% to 1,503,000, compared with a 78% increase in unit volume for fiscal 1994.

  The Company has experienced product development and production delays throughout fiscal 1995, which in part have contributed to lower 486 desktop and notebook systems sales. In addition, continued industrywide competitive pricing pressures have prompted aggressive pricing adjustments that have further reduced 486 desktop and notebook system revenues, particularly in the domestic marketplace. The Company anticipates that additional pricing actions will be necessary, especially in the consumer retail market, as it attempts to maintain its competitive price and performance product profile; however, there can be no assurance that future pricing actions will be effective in stimulating sales growth.

  Revenues from desktop system products increased 15% to $1.741 billion in fiscal 1995 from $1.509 billion in fiscal 1994, compared with an increase of 56% in fiscal 1994. Major contributors to the improved year-over-year revenue performance included the Company's Pentium desktop systems and selected 486-based desktop systems including the Advantage! and Bravo 486DX. Despite the overall increase, a decline in the fiscal 1995 revenue growth rate compared to the prior year was primarily due to decreased Premmia 486-based and Tandy branded desktop systems sales. Decreased sales of the Company's 486-based desktop systems in fiscal 1995 are consistent with the shift in demand toward the Pentium desktop systems, which accounted for 35% of total desktop systems sales in fiscal 1995 versus 3% in the comparable fiscal 1994 period.

  The Company's notebook computer product revenues decreased 11% to $464 million in fiscal 1995 from $519 million in fiscal 1994, compared to an increase of 79% in fiscal 1994 over fiscal 1993. The decline in notebook revenues is primarily attributable to the expiration of two large OEM notebook agreements and the Company's decision to de-emphasize the OEM channel. The decrease in net sales of notebook computers reflects a 19% decrease in unit shipments to 218,000 in fiscal 1995 from 268,000 in the same prior year period compared to a 74% unit volume increase in fiscal 1994 over fiscal 1993. The fiscal 1995 decline in notebook systems sales occurred in the Advantage!, Bravo and PowerExec(TM) notebook product lines, which was partially offset by a significant increase in the

Ascentia notebook computer line. Revenues from the Company's notebook computer products represented 19%, 22% and 21% of net sales for fiscal 1995, 1994 and 1993, respectively.

  North American revenues (including Canada) decreased 11% to $1.358 billion in fiscal year 1995, compared with an increase of 83% in fiscal 1994 over 1993. As previously noted, the fiscal 1995 revenue decline was due primarily to the completion of two large OEM contracts in the fourth quarter of fiscal 1994. Total OEM channel revenues decreased to one percent of total fiscal 1995 North American revenues compared to 11% in fiscal 1994 and 14% in fiscal 1993. Sales to the independent reseller/dealer channel for fiscal 1995 decreased 4% compared to fiscal 1994 and accounted for 48% of total North American revenues. Within the overall decrease in North American revenues, sales to the consumer retail channel grew slightly, increasing 2% over the prior year compared with an increase of 218% in fiscal 1994 over 1993. The decline in the fiscal 1995 growth rate was attributable to lower revenues related to Tandy branded systems sales in the United States. Sales to the national distributor channel also grew in fiscal 1995, increasing 8% over fiscal 1994.

  International revenues increased 31% to $1.110 billion in fiscal 1995 from $850 million in fiscal 1994, compared to a 46% growth rate in fiscal 1994 over fiscal 1993. International revenues represented 45%, 36%, and 41% of net sales in fiscal 1995, 1994 and 1993, respectively. European revenues increased 40% over the prior year, compared with 79% in fiscal 1994 over 1993. The United Kingdom and Sweden continued to be major contributors of total European revenues with significant fiscal 1995 revenue growth also occurring in Italy, Norway and Switzerland. Commencing during the second quarter of fiscal 1995, the Company's Ireland manufacturing facility supplied nearly all of the desktop product requirements for the European region. The Company believes that it's localized manufacturing, centralized distribution and service operation in Limerick, Ireland have contributed to its European growth.

  Revenues from the Company's Pacific Rim region, which includes Australia, the PRC, Hong Kong, Japan, Korea, Malaysia, New Zealand, Singapore and Taiwan, combined to contribute to a 17% increase in fiscal 1995 sales, compared with a 9% increase in fiscal 1994 sales over 1993. The increase in the fiscal 1995 growth rate was attributable to higher revenue growth in Australia, Singapore and Taiwan partially offset by a reduction in revenues into the PRC due to significantly increased competition and lower fiscal 1995 sales to one of the Company's major customers within this region. The Company anticipates that these competitive pressures will continue. Sales into the PRC accounted for approximately 5% of the Company's total fiscal 1995 revenues, compared with approximately 6% and 11% in fiscal 1994 and 1993, respectively. Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as competitive pricing, a lower margin customer mix and changes in manufacturing strategies have all impacted sales and operating results. The Company believes that these factors will continue to impact future sales and operating results.

  In the Company's Rest of World region, revenues increased 8% in fiscal 1995 over the prior year, compared with an increase of 22% in fiscal 1994 over 1993. The fiscal 1995 increase is primarily due to a 23% growth rate in Latin America and continuing growth within the Company's Middle East operations. However, economic and political risks in these geographical areas could have a corresponding impact on future sales and operating results.

GROSS PROFIT

  The Company's 1995 gross profit margins of 10.0% declined from 14.7% in fiscal 1994 and 20.2% in fiscal 1993. The downward trend in gross profit margins resulted primarily from product development and production delays, manufacturing related costs associated with product transitions and continued intense industrywide competitive pricing pressures, particularly in the consumer retail sector of the market. Further contributing to reduced gross profit margins in fiscal 1995 was the increased percentage of revenues generated by the consumer retail channel (including sales to Tandy's retail operations) which typically yields lower gross margins. The consumer retail channel increased to 37% of total fiscal 1995 North American revenues versus 32% in fiscal 1994 and 19% in fiscal 1993.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected.

  The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal 1996. During fiscal 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins or profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, revenues from sales in those countries convert to fewer U.S. dollars. This effect on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing fiscal 1995 to fiscal 1994, the U.S. dollar declined against nearly all European currencies. This year-to-year currency fluctuation resulted in an approximate two percentage point gross margin increase in fiscal 1995 results compared to fiscal 1994, versus an approximate two percentage point reduction in fiscal 1994 results compared to fiscal 1993. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will be negatively impacted as they were in fiscal 1994.

OPERATING EXPENSES             1995      CHANGE      1994      CHANGE      1993
                             --------    ------    --------    ------    --------
Selling and marketing        $233,524       21%    $193,053       36%    $141,752
Percentage of net sales           9.5%                  8.2%                 10.0%


  Total fiscal 1995 selling and marketing expenses rose by $40.5 million and represented 9.5% of net sales, compared to 8.2% in fiscal 1994 and 10.0% in fiscal 1993. Expanded worldwide sales and marketing efforts in both new and existing subsidiary locations resulted in higher payroll and payroll-related expenses. Entry into new international markets, new product introductions and a greater emphasis on advertising, sales and marketing programs contributed to increased media advertising, marketing promotion, sales literature and cooperative advertising expenses.

                                1995      Change      1994      Change      1993
                              --------    ------    -------     ------    -------
General and administrative     $81,458       10%    $74,333        44%    $51,555
Percentage of net sales            3.3%                 3.1%                  3.7%


  In fiscal 1995, general and administrative expenses increased in absolute dollars and as a percentage of net sales to 3.3% from 3.1% in fiscal 1994 and 3.7% in fiscal 1993. During fiscal 1995, the Company continued to expand its Pacific Rim and European operations. Costs associated with this international expansion resulted in increased expenses for staffing, telephone service, insurance, and outside professional services. The Company also incurred higher legal fees due to increased litigation activity and additional patent and trademark expenses primarily resulting from an expanded patent and trademark portfolio.

                                   1995      Change      1994     Change      1993
                                 -------     ------     -------   ------     -------
Engineering and development      $36,383        (6%)    $38,858      22%     $31,969
Percentage of net sales              1.5%                   1.6%                 2.3%


  Fiscal 1995 engineering and development costs decreased in absolute dollars and as a percentage of net sales due to lower payroll and engineering materials
expense.   Products introduced in fiscal 1995 included additions to the
Advantage!, Bravo, Premmia, Ascentia, and Manhattan product lines. The personal computer industry is characterized by increasingly rapid product life cycles. Accordingly, the Company is committed to continued investment in research and development and believes that timely introductions of enhanced products with favorable price/performance features are critical to the Company's future growth and competitive position in the marketplace. However, there can be no assurance that the Company's products will continue to be commercially successful or technically advanced, or that it will be able to deliver commercial quantities of new products in a timely manner.


                                     1995     Change      1994        Change      1993
                                     -----    ------    --------      ------    --------
Restructuring charges (credits)      $   -     (100%)   $(12,500)      (110%)   $125,000
Percentage of net sales                  -                  (0.5%)                   8.9%


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

  During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. During fiscal 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of.

  The Company believes that its restructuring activities were necessary in order to reorganize its worldwide manufacturing, engineering, sales and service operations as well as to reposition its product lines after the June 1993 acquisition of Tandy's personal computer operations. However, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.


OTHER INCOME AND EXPENSE             1995     CHANGE   1994     CHANGE    1993
                                   --------   ------  -------   ------    -----
Interest and other expense, net    $(17,675)  130%    $(7,677)  1,063%    $(660)


  In fiscal 1995, the Company had net interest expense of $15.1 million compared to $7.8 million in fiscal 1994 and net interest income of $2.1 million in fiscal 1993. Interest expense increased as a result of the increased utilization of the Company's bank revolving credit facilities during fiscal 1995, which were utilized to fund the Company's fiscal 1995 operations. Interest expense for fiscal 1995 also increased due to a full year's inclusion of interest on the Company's Liquid Yield Option(TM) Notes, which were originally issued in December 1993, generating slightly less than seven months of interest expense for fiscal 1994. Additionally, interest expense for fiscal 1995 increased due to the increase in the interest rate on the note payable to Tandy Corporation from 3.75% to 4.94%, effective July 1994.

  In fiscal 1995, the Company recognized net other expense of $2.6 million compared to net other income of $.1 million in fiscal 1994 and net other expense of $2.7 million in fiscal 1993. The fiscal 1994 other income was attributable to the one-time $4.3 million pretax gain from the sale of the Company's Hong Kong manufacturing facility in June 1994. Other expenses relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."


PROVISION (BENEFIT) FOR INCOME TAXES         1995       CHANGE         1994     CHANGE       1993
------------------------------------      --------      ------       -------    ------     --------
Provision (benefit) for income taxes      $(24,056)       (260%)     $15,003       230%    $(11,500)
Effective tax rate                           (19.5%)                    32.4%                 (17.6%)


  In fiscal 1995, 1994 and 1993, the Company recorded an effective income tax provision (benefit) of (19.5%), 32.4% and (17.6%), respectively. The decrease in the 1995 effective tax rate is attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the locations in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The increase in the 1994 effective tax rate was attributable to the one percent increase in the federal income tax rate and changes in the proportion of income earned within various taxing jurisdictions.

  The Company recorded net deferred tax assets of $65.6 million and $40.2 million at July 1, 1995 and July 2, 1994, respectively. Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $141 million of future taxable income arising from reversals of existing taxable temporary differences, sales of new and existing products and/or available tax planning strategies. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES         1995        1994         1993
-------------------------------      ---------    --------     --------
Cash and cash equivalents            $  95,825    $153,118     $121,600
Working capital                        306,872     444,974      301,046
Cash provided by (used in):
 Operating activities                 (119,774)    (40,260)     (68,418)
 Investing activities                  (33,628)    (35,856)      32,523
 Financing activities                  106,417     107,798       63,010


  During fiscal 1995, the Company's working capital decreased $138.1 million primarily due to lower cash and cash equivalents and increased short-term borrowings at July 1, 1995. The Company had short-term borrowings of $156.0 million and $50.0 million at July 1, 1995 and July 2, 1994, respectively. The Company's net accounts receivable increased by $68.9 million primarily because of an increase in international sales levels, which also contributed to the lower cash and cash equivalents at July 1, 1995.

  In fiscal 1995, net cash used in operating activities increased to $119.8 million from $40.3 million in fiscal 1994. This increase was primarily attributable to the Company's operating losses for fiscal 1995. Improvement in cash flow from operations in fiscal 1996 will depend on the Company's ability to improve profit levels and further reduce inventory and accounts receivable levels.

  Net cash used in investing activities decreased during fiscal 1995 compared with fiscal 1994 primarily due to a one-time cash payment of $15 million related to the Tandy/GRiD acquisition recorded during the first quarter of fiscal 1994, partially offset by increased purchases of licensing agreements in fiscal 1995. Capital expenditures totaled $26.1 million in fiscal 1995 compared to $30.0 million in the prior year period and consisted primarily of additions to plant and engineering equipment in Asia and Ireland. The Company expects its fiscal 1996 capital expenditures to be consistent with those incurred in fiscal 1995.

  The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any revolving credit facilities and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate approach for its cash management activities and attempts to maximize the use of its consolidated cash resources so as to minimize additional debt requirements while complying with any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company invests its excess cash in investment grade short-term money market instruments.

  During fiscal 1995, the Company had a $225 million revolving credit facility secured by a pledge of all of the Company's domestic U.S. assets with a final maturity date of September 30, 1996. This revolving credit facility allowed the Company to borrow, subject to certain leverage and borrowing base restrictions, at rates based upon the bank's reference rate, a spread over the LIBOR rate, the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. At July 1, 1995, there was $116 million outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. Under the terms of the leverage and borrowing base restrictions of the credit agreement, the Company had no additional borrowing capacity under this facility at July 1, 1995.

  On February 9, 1995, the Company and four of its foreign subsidiaries entered into a $50 million revolving credit agreement provided by one bank. This credit facility was guaranteed by the Company and was available for borrowings by certain foreign subsidiaries of the Company. Drawings by foreign subsidiaries of the Company were made available to the Company or any of its subsidiaries for use in its worldwide operations, subject to any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another.
This new credit facility could only be utilized after the borrowing availability under the $225 million revolving credit agreement was fully utilized. The financial covenants of the $50 million credit agreement were similar to those of the $225 million credit agreement. This facility had an expiration date of August 9, 1995. As of July 1, 1995, there was $40 million outstanding as drawings under this credit facility.

  On June 30, 1995, the Company announced that it expected to incur a loss for its fiscal fourth quarter ending July 1, 1995. This announcement placed the Company in technical default under the terms of both the $225 million credit facility and the $50 million credit facility. On July 21, 1995, the Company obtained waivers covering the technical defaults and amended both the $225 million and the $50 million credit facilities. The Company also reduced the size of the $225 million credit facility to $185 million and extended the maturity date of the $50 million credit agreement to August 31, 1995. The amendments covered the period through August 31, 1995 and required completion of the investment in the Company by Samsung Electronics Co., Ltd. On August 1, 1995, the Company repaid all amounts outstanding under the $50 million credit facility and terminated the agreement. On August 1, 1995, the Company also repaid all amounts outstanding under the $185 million credit facility and reduced the amount of the facility to $68 million. On August 28, 1995, the Company canceled the letter of credit issued to Tandy Corporation under the credit facility and on August 31, 1995 terminated the credit agreement. All security interests in the Company's assets secured by this agreement were released.

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung Electronics Co., Ltd. ("Samsung"), providing for a significant minority ownership interest in the Company of approximately 40%. On June 30, 1995, AST stockholders approved the strategic investment and all regulatory approval had been received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of June 1, 1995, and Amendment No. 2 thereto, dated as of July 29, 1995, Samsung could purchase 6.44 million newly issued shares of common stock from AST, representing 19.9% of the then currently outstanding shares of common stock, at $19.50 per share and could commence a cash tender offer to purchase 5.82 million shares of common stock from the Company's stockholders, representing 18% of the then currently outstanding shares of common stock, at $22 per share. Concurrent with the acceptance of the shares for purchase under the tender offer, Samsung could also purchase an additional 5.63 million newly issued shares of common stock from AST at $22 per share so that its aggregate ownership interest in AST, after completion of all of the purchases, would be approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  The proceeds received from the Samsung investment were utilized to repay the amounts outstanding under both the $185 million and $50 million revolving credit facilities. While the Company expects that it will utilize the remaining proceeds for working capital and capital expenditure requirements, the Company has no other commitments for the use of the proceeds. In addition to these proceeds, the Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing.

  While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing to replace the bank credit facilities which the Company canceled in August 1995. If the Company is unable to maintain access to financing sources or is unable to secure new sources, the Company's ongoing operations could be adversely impacted. In addition, continued financial losses by the Company would likely make it more difficult for the Company to access external financing sources, which would also adversely impact the Company's ongoing operations.

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due related to fiscal 1995 was paid on July 11, 1995 at a rate of 4.94% per annum. The interest rate has been adjusted to 5.00%, effective July 11, 1995, based on the lower of either 5% or the "lowest three month rate" within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once a year on July 11th and there are no sinking fund requirements. The note also required the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note was convertible, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. Under the terms of the Purchase Agreement, Samsung agreed to provide a letter of credit to support the promissory note due to Tandy Corporation replacing the Company's letter of credit and to provide funds to satisfy $75 million of the note obligation.

  On August 23, 1995, the Company and Tandy Corporation amended the terms of the $96.7 million promissory note to Tandy Corporation. Pursuant to such amendments, the Company paid $6.7 million on August 25, 1995, thereby reducing the note balance to $90 million. Tandy allowed the substitution of a Letter of Guarantee from both Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. for the letter of credit previously required from the Company. Additionally, upon maturity of the note, the maximum principal amount of the note that may be converted, at the option of the Company, into common stock of the Company, based upon its then fair market value as defined in the note, was reduced to $30 million. All other terms of the promissory note remained unchanged.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. The total accreted value of the LYONs at July 1, 1995 is $120.8 million. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYON's at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Purchase Agreement and investment by Samsung do not have any impact on the terms of the LYON securities.

  The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. The Company utilizes a limited hedging strategy which includes the use of foreign currency borrowings, netting of foreign currency assets and liabilities as well as forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with its subsidiaries' monetary assets and liabilities held in foreign currencies. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statements of operations. The Company held forward exchange contracts with a face value of approximately $162.0 million at July 1, 1995 and $143.0 million at July 2, 1994, which approximates the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. Some foreign locations, such as the PRC, do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposures. Unrealized losses associated with these forward contracts totaling $0.6 million at July 1, 1995 and $4.8 million at July 2, 1994 are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings totaled $4.2 million at July 1, 1995 and $3.8 million at July 2, 1994.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

  The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company attempts to closely monitor new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability, as occurred in fiscal 1995. In addition, if the Company is unable to successfully anticipate and manage shifts in microprocessor technology, the Company's product life cycles could be negatively impacted and may continue to have a material adverse effect on the Company's net sales, cash flow and profitability.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as Dynamic Random Access Memory chips ("DRAMs"), some Static Random Access Memory chips, CD-ROMs and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, some Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  The Company and Samsung, effective July 31, 1995, entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. For example, the Company received notice from LG Semicon Co., Ltd., one of its suppliers of DRAM, that it will no longer supply such components to the Company, effective April 1995. During fiscal year 1995, LG Semicon Co., Ltd. and its related companies supplied approximately 9% of the Company's DRAM requirements. In addition, because Samsung has other business involvements typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company.

  The Company participates in a highly competitive and volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, technological advances and product obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions during fiscal 1996. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facilities (which were canceled in August 1995) and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. While the Company has been able to maintain access to external financing sources, there can be no assurance that the Company will be successful in obtaining new or replacement sources of financing to replace the bank credit facilities canceled in August 1995. In the event the Company is unable to maintain access to its existing financing sources or is unable to secure new sources, there would be a material adverse effect on the Company's business operations.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock balancing and price protection credits represented 4% of net sales for fiscal 1995 compared to 2% in fiscal 1994. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that could adversely impact on the Company's net sales and profitability in the future.

  The Company believes that its production capacity should be sufficient to support anticipated unit volumes for the foreseeable future. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

  General economic conditions have an impact on the Company's business and financial results. From time to time, the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales in the second quarter ending December 31 of the fiscal year due to holiday demand for some of its products in the consumer retail channel.

  The Company's overall operating income varies within each geographic region. Historically, the Company's Americas and Pacific Rim regions made the primary contributions to the Company's profitability. Therefore, should the Company continue to experience significant revenue and/or profitability problems in either region, this could significantly impact the Company's results of operations. Europe had historically shown an operating loss primarily due to a lack of centralized manufacturing, distribution and service operations. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in conjunction with establishing a new manufacturing facility in Limerick, Ireland. As a result, the Company has seen lower operating losses throughout the European region in fiscal 1995. However, if the Company is unable to achieve further manufacturing efficiencies or offset future pricing actions with further cost reductions, the ability of the Company's European operations to become profitable could be adversely affected.

  The Company's international operations are also affected by foreign currency fluctuations. The financial statements of the Company's foreign subsidiaries are remeasured into the United States dollar functional currency for consolidated reporting purposes. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated results of operations. The Company attempts to minimize the impact of these remeasurement gains and losses by adhering to a hedging strategy utilizing forward exchange contracts and, to a lesser extent, foreign currency borrowings. The Company's exposure to currency fluctuations will continue to increase as a result of the expansion of its international operations. Significant fluctuations in currency values could have an adverse effect on the Company's net sales, gross margins and profitability.

  The Company's international operations may also be affected by changes in United States trade relationships, increased competition and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Any significant change in United States trade relations or the economic stability of foreign locations in which the Company operates could have an adverse effect on the Company's net sales and profitability.

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computer products will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or, if successful, would not have a material adverse effect on the Company's business operations and profitability. Pursuant to the Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated February 27, 1995, the Company entered into a patent cross license agreement with Samsung dated July 31, 1995 that expires on July 31, 2005.

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

  In determining the amount of the valuation allowance required to be established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company has primarily relied upon its ability to generate future taxable income using certain available tax planning strategies. The amount of taxable income that could actually be generated from such tax planning strategies is dependent upon the Company being able to sell certain appreciated assets at the current estimated fair market value. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements:

       Report of Independent Auditors.
       Consolidated Balance Sheets at July 1, 1995 and July 2, 1994. Consolidated Statements of Operations for the years ended July 1, 1995,
         July 2, 1994 and July 3, 1993.
       Consolidated Statements of Shareholders' Equity for the years ended July
         1, 1995, July 2, 1994 and July 3, 1993.
       Consolidated Statements of Cash Flows for the years ended July 1, 1995,
         July 2, 1994 and July 3, 1993.
       Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
AST Research, Inc.


  We have audited the accompanying consolidated balance sheets of AST Research, Inc. as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AST Research, Inc. at July 1, 1995 and July 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         Ernst & Young LLP



Orange County, California
July 26, 1995, except for
Notes 5, 6, 8, 11, and 14,
as to which the date is
August 31, 1995

                              AST RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          July 1,       July 2,
(In thousands, except share amounts)                       1995          1994
                                                        ----------    ----------

ASSETS
 Current assets:
  Cash and cash equivalents                             $   95,825    $  153,118
  Accounts receivable, net of allowance for
   doubtful accounts of $17,452 ($17,564 in 1994)          394,927       326,057
  Inventories                                              311,469       333,729
  Deferred income taxes                                     31,973        43,266
  Other current assets                                       6,938         9,797
                                                        ----------    ----------
     Total current assets                                  841,132       865,967

 Property and equipment                                    165,261       159,530
 Accumulated depreciation and amortization                 (64,006)      (56,089)
                                                        ----------    ----------
 Net property and equipment                                101,255       103,441

 Other assets                                               79,114        36,212
                                                        ----------    ----------
                                                        $1,021,501    $1,005,620
                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                 $  156,000    $   50,000
  Accounts payable                                         213,202       209,579
  Accrued salaries, wages and employee benefits             17,760        21,465
  Other accrued liabilities                                119,689       112,096
  Income taxes payable                                      25,189        27,455
  Current portion of long-term debt                          2,420           398
                                                        ----------    ----------
     Total current liabilities                             534,260       420,993

 Long-term debt                                            219,224       215,294
 Other non-current liabilities                               4,779         7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 32,412,500 shares issued and
   outstanding in 1995 (32,333,750 in 1994)                    324           323
  Additional capital                                       142,208       141,424
  Retained earnings                                        120,706       220,015
                                                        ----------    ----------
     Total shareholders' equity                            263,238       361,762
                                                        ----------    ----------
                                                        $1,021,501    $1,005,620
                                                        ==========    ==========

                            See accompanying notes.

                              AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Fiscal Year
                                              ---------------------------------------
(In thousands, except per share amounts)         1995           1994          1993
                                              ----------     ----------    ----------

Net sales                                     $2,467,783     $2,367,274    $1,412,150

Cost of sales                                  2,222,108      2,019,541     1,126,452
                                              ----------     ----------    ----------
Gross profit                                     245,675        347,733       285,698

Selling and marketing expenses                   233,524        193,053       141,752
General and administrative expenses               81,458         74,333        51,555
Engineering and development expenses              36,383         38,858        31,969
Restructuring charge (credit)                          -        (12,500)      125,000
                                              ----------     ----------    ----------
Total operating expenses                         351,365        293,744       350,276
                                              ----------     ----------    ----------
Operating income (loss)                         (105,690)        53,989       (64,578)

Interest income                                    2,362          2,125         3,341
Interest expense                                 (17,436)        (9,937)       (1,269)
Other income (expense), net                       (2,601)           135        (2,732)
                                              ----------     ----------    ----------
Income (loss) before income taxes               (123,365)        46,312       (65,238)

Provision (benefit) for income taxes             (24,056)        15,003       (11,500)
                                              ----------     ----------    ----------
Net income (loss)                             $  (99,309)    $   31,309    $  (53,738)
                                              ==========     ==========    ==========

Net income (loss) per share:
    Primary                                       $(3.07)         $0.96        $(1.72)
    Fully diluted                                 $(3.07)         $0.95        $(1.72)
                                              ==========     ==========    ==========
Shares used in computing net income
  (loss) per share:
    Primary                                       32,371         32,548        31,289
    Fully diluted                                 32,371         34,866        31,289
                                              ==========     ==========    ==========

                            See accompanying notes.

                              AST RESEARCH, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         Common Stock         Additional   Retained
(In thousands)                                         Shares       Amount      Capital    Earnings
                                                       ------       ------    ----------   --------
Balance at June 27, 1992                               30,787       $308       $120,515    $242,444
  Exercise of stock options                               867          9          4,939           -
  Tax benefit related to employee stock options             -          -          3,980           -
  Vesting of restricted stock                               -          -            450           -
  Cancellation of restricted stock                        (75)        (1)          (100)          -
  Net loss                                                  -          -              -     (53,738)
                                                       ------       ----       --------    --------
Balance at July 3, 1993                                31,579        316        129,784     188,706
  Exercise of stock options and warrants                  755          7          9,554           -
  Tax benefit related to employee stock options             -          -          1,823           -
  Vesting of restricted stock                               -          -            263           -
  Net income                                                -          -              -      31,309
                                                       ------       ----       --------    --------
Balance at July 2, 1994                                32,334        323        141,424     220,015
  Exercise of stock options                                79          1            784           -
  Net loss                                                  -          -              -     (99,309)
                                                       ------       ----       --------    --------
Balance at July 1, 1995                                32,413       $324       $142,208    $120,706
                                                       ======       ====       ========    ========

                            See accompanying notes.

                              AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal Year
                                                                  -----------------------------------------
(In thousands)                                                        1995           1994           1993
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
  Cash received from customers                                    $ 2,423,705    $ 2,274,978    $ 1,322,831
  Cash paid to suppliers and employees                             (2,537,459)    (2,294,380)    (1,373,528)
  Interest received                                                     2,428          2,052          4,583
  Interest paid                                                        (9,937)        (3,149)        (1,373)
  Income tax refunds received                                           6,099          1,989              -
  Income taxes paid                                                    (9,895)       (22,210)       (13,008)
  Other cash received (paid)                                            5,285            460         (7,923)
                                                                  -----------    -----------    -----------
    Net cash used in operating activities                            (119,774)       (40,260)       (68,418)

Cash flows from investing activities:
  Purchases of capital equipment                                      (26,080)       (30,045)       (20,894)
  Proceeds from disposition of capital equipment                        4,474         10,673          1,146
  Purchases of other assets                                           (12,022)        (1,484)          (560)
  Payment related to Tandy/GRiD acquisition                                 -        (15,000)             -
  Purchases of short-term investments                                       -              -        (35,155)
  Proceeds from short-term investments                                      -              -         87,986
                                                                  -----------    -----------    -----------
    Net cash provided by (used in) investing activities               (33,628)       (35,856)        32,523

Cash flows from financing activities:
  Short-term borrowings, net                                          106,000         (9,217)        58,417
  Repayment of long-term debt                                            (391)          (520)          (355)
  Proceeds from issuance of long-term debt                                 23        107,974              -
  Proceeds from issuance of common stock                                  785          9,561          4,948
                                                                  -----------    -----------    -----------
    Net cash provided by financing activities                         106,417        107,798         63,010

Effect of exchange rate changes on cash and cash equivalents          (10,308)          (164)         6,611
                                                                  -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                  (57,293)        31,518         33,726

Cash and cash equivalents at beginning of year                        153,118        121,600         87,874
                                                                  -----------    -----------    -----------
Cash and cash equivalents at end of year                          $    95,825    $   153,118    $   121,600
                                                                  ===========    ===========    ===========

                            See accompanying notes.

                               AST RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                 Fiscal Year
                                                                    -------------------------------------
(In thousands)                                                         1995           1994         1993
                                                                    ---------       --------    ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES:

Net income (loss)                                                   $ (99,309)      $ 31,309    $ (53,738)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                        25,311         25,861       13,222
  Provision (benefit) for deferred income taxes                       (25,318)         8,983      (55,438)
  Gain on sale of capital equipment                                      (870)        (4,286)           -
  Pen-based inventory write-off                                             -         33,600            -
Change in operating assets and liabilities, net
  of effects of acquisition:
  Accounts receivable                                                 (58,714)       (86,290)     (97,059)
  Inventories                                                          22,260        (19,808)     (59,809)
  Other current assets                                                 12,798          3,317         (552)
  Accounts payable and accrued expenses                                 1,446        (14,093)     137,496
  Income taxes payable                                                 (2,266)       (17,377)      28,230
  Other current liabilities                                             6,546         (3,573)      19,785
Exchange (gains) losses                                                (1,658)         2,097         (555)
                                                                    ---------       --------    ---------
    Net cash used in operating activities                           $(119,774)      $(40,260)   $ (68,418)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

The Company purchased certain assets relating to Tandy
  Corporation's personal computer operations effective
  June 30, 1993. In addition, the Company purchased certain assets relating to Tandy/GRiD France's personal computer operations effective September 1, 1993. In conjunction with the acquisitions, liabilities were assumed as follows:

  Fair value of assets acquired                                             -       $ 16,571    $ 151,000
  Note payable and cash due Tandy                                           -         (6,720)    (105,000)
                                                                    ---------       --------    ---------
  Liabilities assumed                                                       -       $  9,851    $  46,000
                                                                    =========       ========    =========
Tax benefit of employee stock options                                       -       $  1,823    $   3,980
                                                                    =========       ========    =========

                            See accompanying notes.

                              AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying consolidated financial statements include the accounts of AST Research, Inc. (the "Company") and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation," using the U.S. dollar as the functional currency.

Business

  The Company designs, manufactures, markets, services and supports a variety of personal computers, including desktop, notebook, and server systems marketed under the Advantage!, Bravo, Premmia, Ascentia, and Manhattan brand names.

Fiscal Year

  The Company operates within a conventional 52/53 week accounting fiscal year. The Company's fiscal year ends on the Saturday closest to June 30th, with the exception of certain foreign subsidiaries which operate on a June 30th fiscal year end. The fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993 included 52, 52 and 53 weeks, respectively.

Restatement

  The Company filed an amendment on Form 10-K/A with the Securities and Exchange Commission ("SEC") to restate its consolidated financial statements for the year ended July 2, 1994, to account for a $33.6 million reduction in the carrying value of GRiD pen-based products inventories made in the fourth quarter of fiscal 1994 as a charge to cost of sales rather than as an adjustment to the carrying value of goodwill arising from the Tandy acquisition (Note 2). The accompanying consolidated balance sheet at July 2, 1994, and consolidated statements of operations, shareholders' equity and cash flows for the year ended July 2, 1994, reflect this restatement and related adjustments to reverse previously recorded goodwill amortization and related income tax effects.

  The Company also filed amendments on Form 10-Q/A with the SEC to restate its consolidated financial statements for the periods ending October 1, 1994, December 31, 1994, and April 1, 1995, to reflect both the fiscal 1994 restatements and a resulting reduction in fiscal 1995 goodwill amortization and related income tax effects.

Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash, certificates of deposit, time deposits, commercial paper, short-term government obligations and other money market instruments. The Company invests its excess cash in deposits with major international banks, government securities and money market securities of investment grade companies from a variety of industries and, therefore, bears minimal risk. These securities have original maturity dates not exceeding three months.

Fair Values of Financial Instruments

  Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices for similar issues or on borrowing rates currently available to the Company for loans with similar terms or maturity. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates.

Inventories
  Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

    Buildings                                                          40 years
    Machinery and equipment                                           3-5 years
    Furniture and fixtures                                              5 years
    Leasehold improvements    Shorter of 5 years or remaining term of the lease

Other Assets
  Other assets consist of the following:


                                                               July 1,   July 2,
(In thousands)                                                  1995      1994
                                                               -------   -------
Goodwill, less accumulated amortization
  of $6,615 ($3,479 in 1994)                                   $25,853   $29,220
Patents, licenses and other intangibles, less accumulated
  amortization of $2,130 ($436 in 1994)                         11,382     1,179
Deferred income taxes                                           33,585         -
Other, net                                                       8,294     5,813
                                                               -------   -------
Total                                                          $79,114   $36,212
                                                               =======   =======

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. During fiscal 1995, the Company elected the early adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Prior to the adoption of SFAS No. 121, the carrying value of goodwill was reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at July 1, 1995.

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

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

  Advertising costs are expensed as incurred. Advertising expense for the years ended July 1, 1995, July 2, 1994 and July 3, 1993 was $44,620,000, $41,138,000
and $28,582,000, respectively.

Warranty Costs

  The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Other accrued liabilities" in the accompanying consolidated balance sheets.

Deferred Grants

  During fiscal 1994, the Company secured various grants from the Industrial Development Authority of the Republic of Ireland. These grants include employment, training and capital grants and extend through December 1996. Employment grants are amortized into income over a period of one year. Employee training grants are recognized in income in the period in which the training costs are incurred by the Company. Grants for the acquisition of property and equipment are deferred and recognized in income on the same basis as the related property and equipment is depreciated. During fiscal 1995 and 1994, the Company recorded approximately $8.0 million and $5.1 million, respectively, in grant funds received or receivable. Amounts deferred under these grants at July 1, 1995 and July 2, 1994 were $6.7 million and $4.5 million, respectively, and are included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

  The Company has a ten year contingent liability to repay, in whole or in part, grants received under certain circumstances pursuant to the Capital and Employment Grant Agreements which began February 1994. In addition, the Company has a five year contingent liability under the Employment Grant Agreement from date of first payment to repay employment grants paid in respect to any job if such job remains vacant for a period in excess of six months. At July 1, 1995, the Company also has a one million Irish pounds (U.S. $1.64 million) ten year contingent liability related to the purchase of the manufacturing facility which began in November 1993 and is payable in the event that the Company terminates operations in Ireland.

Income Taxes

  The provision (benefit) for income taxes is computed on the pretax income
(loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes," that the ultimate realization of net deferred tax assets is more likely than not. In making such determination, the Company considers estimated future reversals of existing taxable temporary differences, estimated future earnings and available tax planning strategies. To the extent that the estimates of these items are reduced or not realized, the amount of the deferred tax assets considered realizable could be adversely affected.

  Incremental United States income taxes have not been provided on $195.7 million of cumulative undistributed earnings of the Company's foreign subsidiaries. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

  During fiscal 1993, the Company elected the early adoption of the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes." This change had no material effect on the net loss previously reported in fiscal 1993.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  The acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of operations include the revenues and expenses of the acquired businesses after the effective dates of the respective transactions.

  During fiscal 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. During fiscal 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of.

  The Company believes that its restructuring activities were necessary in order to reorganize its worldwide manufacturing, engineering, sales and service operations as well as reposition its product lines after the June 1993 acquisition of Tandy's personal computer operations. However, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3.  INVENTORIES

Inventories consist of the following:

                                                       July 1,    July 2,
(In thousands)                                           1995       1994
                                                       --------   --------
Purchased parts                                        $ 67,296   $ 99,959
Work in process                                          36,686     53,765
Finished goods                                          207,487    180,005
                                                       --------   --------
Total                                                  $311,469   $333,729
                                                       ========   ========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        July 1,    July 2,
(In thousands)                                           1995       1994
                                                       --------   --------
Land                                                   $ 15,961   $ 15,729
Buildings                                                34,824     35,547
Machinery and equipment                                  88,476     84,004
Furniture and fixtures                                   12,860     11,926
Leasehold improvements                                   13,140     12,324
                                                       --------   --------
Total                                                  $165,261   $159,530
                                                       ========   ========

NOTE 5.  FINANCING ARRANGEMENTS

  At July 1, 1995, the Company had available a $225 million revolving credit agreement secured with a pledge of all of the Company's domestic U.S. assets with a final maturity date of September 30, 1996. This revolving credit facility allowed the Company to borrow, subject to certain leverage, borrowing base and tangible net worth restrictions, at rates based upon the bank's reference rate, a spread over the LIBOR rate, the domestic certificate of deposit rate, or at a rate bid by a bank, as selected by the Company. The Company is required to pay a facility fee equal to .4375% per annum based on the
total amount of the facility.   The fee is payable quarterly in arrears.  At
July 1, 1995, there was $116 million outstanding as drawings under this credit facility at an average interest rate of 7.57% and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. The issuing fee on the letter of credit is 1.375% per annum. At July 1, 1995, the Company had no additional borrowing capacity under this credit facility.

  In addition to the $225 million revolving credit facility, the Company and four of its foreign subsidiaries had available a $50 million revolving credit agreement with a final maturity date of August 9, 1995. This revolving credit agreement was provided by one bank and had similar financial covenants to those of the $225 million credit agreement. This credit facility was guaranteed by the Company and was available for borrowing by certain foreign subsidiaries of the Company. Drawings by foreign subsidiaries of the Company were made available to the Company or any of its subsidiaries for use in its worldwide operations, subject to any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company did not encounter any significant restrictions in the utilization of the funds borrowed. This credit facility contained a restriction that it could only be utilized after the borrowing availability under the $225 million revolving credit facility was fully utilized. As of July 1, 1995, there was $40 million outstanding under this facility at an average interest rate of 10.09%. The weighted average interest rate on total short-term borrowings for the years ended July 1, 1995 and July 2, 1994 was 7.61% and 4.40%, respectively.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5.  FINANCING ARRANGEMENTS (CONTINUED)

  On June 30, 1995, the Company announced that it expected to incur a loss for its fiscal fourth quarter ending July 1, 1995. This announcement placed the Company in technical default under the terms of both the $225 million credit facility and the $50 million credit facility. On July 21, 1995, the Company obtained waivers covering the technical defaults and amended both the $225 million and the $50 million credit facilities. The Company also reduced the size of the $225 million credit facility to $185 million and extended the maturity date of the $50 million credit facility to August 31, 1995. The amendments covered the period through August 31, 1995 and required completion of the investment in the Company by Samsung Electronics Co., Ltd. (Note 14).
In August 1995, the Company repaid all amounts outstanding under the $185 million and $50 million credit facilities, canceled the letter of credit issued to Tandy Corporation and terminated the credit agreements. As of August 31, 1995, the Company does not have any revolving credit facilities outstanding.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                 July 1,      July 2,
(In thousands)                                                                    1995         1994
                                                                                --------     --------
Liquid Yield Option Notes (zero coupon convertible subordinated notes) due
  2013, less original issue discount of $194,232 ($200,334 in 1994),
  5.25% yield to maturity                                                       $120,768     $114,666

Promissory note payable, interest due annually at current rate
  of 5.00%, principal due July 1996                                               96,720       96,720

Other notes payable due in various installments through April 2002                 4,156        4,306
                                                                                --------     --------
                                                                                 221,644      215,692
Less current portion of long-term debt                                            (2,420)        (398)
                                                                                --------     --------
Long-term debt                                                                  $219,224     $215,294
                                                                                ========     ========

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. Total proceeds received from the sale of the LYONs were approximately $111.7 million, which have been utilized for working capital, including the financing of expected increases in accounts receivable and inventories, repayment of bank borrowings under the Company's revolving credit facilities, new product development, and other general corporate purposes. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYON's plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYON's at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Stock Purchase Agreement and investment by Samsung Electronics Co., Ltd. (Note 14) did not have any impact on the terms of the LYON securities.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 6.  LONG-TERM DEBT (CONTINUED)

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due related to fiscal year 1995 was paid on July 11, 1995 at a rate of 4.94% per annum. The interest rate has been adjusted to 5.00% per annum, effective July 11, 1995, based on the lower of either 5% or the "lowest three month rate" within the meaning of Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. There are no sinking fund requirements. The note also required the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note was convertible, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. This standby letter of credit was issued under the terms of the Company's revolving credit agreement.

  On August 23, 1995, the Company and Tandy Corporation amended the terms of the $96.7 million promissory note. Pursuant to such amendments, the Company paid $6.7 million on August 25, 1995, thereby reducing the note balance to $90 million. Tandy allowed the substitution of a letter of guarantee from both Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. for the letter of credit previously required from the Company. Additionally, upon maturity of the note, the maximum principal amount of the note that may be converted, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the note was reduced to $30 million. All other terms of the promissory note remained unchanged.

  After considering the amendment to the Tandy Corporation promissory note payable, principal repayments on long-term debt required in fiscal years 1996, 1997, 1998, 1999 and 2000 are $9,140,000, $90,317,000, $305,000, $305,000 and
$305,000, respectively.

NOTE 7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. The Company utilizes a limited hedging strategy which includes the use of forward exchange contracts, foreign currency borrowings and the netting of foreign currency assets and liabilities to hedge its exposure to exchange rate fluctuations in connection with its subsidiaries' monetary assets and liabilities held in foreign currencies. The actual gain or loss associated with forward exchange contracts are limited to the value of the exchange rate differential between the time the contract is entered into and the time it matures. This value is also impacted by the size of the contract. The Company typically holds all of its contracts until maturity. The Company enters forward contracts ranging in maturity dates from one to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in income, and any premium or discount is recognized over the life of the contract. The Company held forward exchange contracts maturing at various dates through November 1995 with a face value of approximately $162.0 million at July 1, 1995 and $143.0 million at July 2, 1994. Unrealized losses associated with these forward contracts aggregating $0.6 million at July 1, 1995 and $4.8 million at July 2, 1994 are included in the Company's consolidated statements of operations for those periods. For the years ended July 1, 1995, July 2, 1994 and July 3, 1993, a net foreign currency transaction gain of $1,658,000, loss of $2,097,000 and gain of $555,000, respectively, is included in the caption "Other income (expense), net" in the accompanying consolidated statements of operations.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7.  FINANCIAL INSTRUMENTS (CONTINUED)

Fair Values of Financial Instruments

     The estimated fair value amounts disclosed below have been determined by the Company using available market information (Note 1). However, considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates. The Company has valued its Liquid Yield Option Notes (LYONs) due 2013 at a price equal to the original issue price of the LYONs plus the accrued original issue discount at a rate of 5.25%, compounded on a semi-annual bond equivalent basis. This calculation is based on the terms of the LYONs contained in the Indenture dated December 1, 1993 between the Company and First Trust National Association, trustee for the LYONs. While the LYONs are publicly traded debt instruments (Nasdaq symbol "ASTAL"), actual trading in the LYONs has been very small and the Company does not believe that prices quoted by the Nasdaq National Market system accurately reflect the true cost of repurchasing the LYONs. The Company also does not believe that a significant number of LYONs would be available for sale at prices quoted on the exchange. There are a total of 315,000 par value LYONs issued and outstanding at July 1, 1995. Additionally, under the terms of the LYONs, the holder of a LYON may require the Company to purchase its LYONs on the Purchase Dates, as defined, or 35 business days after the occurrence of any change in control of the Company (Note 6), at a price equal to the original issue price plus accrued original issue discount through each such date. Therefore, while the quoted market price of the LYONs can vary due to changes in the Company's common stock price due to the conversion feature of the LYONs, the Company believes that its estimated fair value of the debt associated with the LYONs is equal to the original issue price of the LYONs plus the accrued original issue discount at the stated rate of 5.25%. Based upon the last sale price of the LYONs as quoted by the Nasdaq National Market system on June 30, 1995, the market value of the LYONs would be approximately $104.0 million.

  The estimated fair values of financial instruments at fiscal year ends are as follows:

                                             1995                     1994
                                      ---------------------   ---------------------
                                      Carrying   Estimated    Carrying   Estimated
          (In thousands)               Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------

Cash and cash equivalents             $ 95,825     $ 95,825   $153,118     $153,118
Short-term borrowings                  156,000      156,000     50,000       50,000
Current potion of long-term debt         2,420        2,420        398          398
Long term debt:
  Liquid Yield Option Notes            120,768      120,768    114,666      114,666
  Other                                 98,456       98,456    100,628      100,628

Concentrations of Credit Risk

  The Company's foreign exchange instruments, along with cash and cash equivalents and accounts receivable, involve elements of market and credit risk. The counterparties to financial instruments consist of a number of major financial institutions. In addition to limiting the amount of agreements and contracts it enters into with any one party, the Company monitors the credit quality of the financial institutions which are counterparties to these financial instruments. The Company does not believe that there is significant risk of nonperformance by the counterparties.

     The Company distributes its products through various distribution channels, including independent resellers, dealers, national distributors, national reseller organizations, OEMs, U.S. Government approved dealers and consumer retailers. Concentrations of credit risk are generally limited due to the Company's broad range of distribution channels and the Company's geographically diverse customer base. However, sales in certain European countries and into the People's Republic of China (PRC) are to a limited customer base comprised primarily of larger entities which are affected by the economic conditions or political occurrences within each of the regions. Lower fiscal 1995 sales to one of the Company's major customers within the PRC contributed to decreased fiscal

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7.  FINANCIAL INSTRUMENTS (CONTINUED)

1995 PRC revenues compared with fiscal 1994. No single customer accounted for more than 10% of the Company's net sales for fiscal years 1995, 1994 and 1993.

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

NOTE 8.  INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes as follows:

(In thousands)                  1995        1994        1993
                             ---------     -------    --------

 U.S.                        $(103,930)    $16,534    $(63,255)
 Foreign                       (19,435)     29,778      (1,983)
                             ---------     -------    --------
                             $(123,365)    $46,312    $(65,238)
                             =========     =======    ========

The components of the provision (benefit) for income taxes are as follows:

(In thousands)                  1995        1994        1993
                             ---------     -------    --------
Current:
 Federal                     $    (700)    $(2,781)   $ 36,461
 State                            (124)       (201)      1,116
 Foreign                         2,086       9,002       6,361
                             ---------     -------    --------
                                 1,262       6,020      43,938
                             ---------     -------    --------
Deferred:
 Federal                       (19,971)      8,532     (54,424)
 State                          (3,722)        105      (3,108)
 Foreign                        (1,625)        346       2,094
                             ---------     -------    --------
                               (25,318)      8,983     (55,438)
                             ---------     -------    --------
                             $ (24,056)    $15,003    $(11,500)
                             =========     =======    ========

     Deferred taxes reflect the impact of future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. These temporary differences are determined in accordance with SFAS No. 109. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of July 1, 1995 and July 2, 1994 are as follows:

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 8.  INCOME TAXES (CONTINUED)

                                                     1995                     1994
(In thousands)                              Assets     Liabilities     Assets     Liabilities
                                           --------    -----------    --------    -----------

Inventory reserves                         $ 11,178        $     -    $ 16,968        $     -
Accrued liabilities                          14,834              -      14,224              -
Restructuring charge                          4,055              -       5,365              -
Warranty reserves                             4,857              -       5,201              -
State income taxes                                -         (1,750)          -           (914)
Goodwill and intangibles amortization             -         (1,762)          -         (2,524)
Net operating loss carryforwards             72,362              -      27,366              -
Other                                        10,488           (422)      9,352           (274)
                                           --------        -------    --------        -------
Total deferreds                             117,774         (3,934)     78,476         (3,712)
Valuation allowance                         (48,282)             -     (34,524)             -
                                           --------        -------    --------        -------
                                           $ 69,492        $(3,934)   $ 43,952        $(3,712)
                                           ========        =======    ========        =======

  The Company has established a valuation allowance against its deferred tax assets of $48.3 million and $34.5 million at July 1, 1995 and July 2, 1994, respectively, in accordance with the provisions of SFAS No. 109. The $13.8 million increase in this valuation allowance is primarily the result of management's determination that it is more likely than not that some portion of the deferred tax asset will not be realized.

  In determining the actual amount of the valuation allowance required to be established in the current year, the Company has primarily relied upon its ability to generate future taxable income using available tax planning strategies involving the potential sale of certain appreciated assets. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable.

  The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

(In thousands)                                                                1995        1994        1993
                                                                            --------    --------    --------

Statutory federal income tax provision (benefit)                            $(43,178)   $ 16,209    $(22,181)
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit                                  (2,208)       (137)     (1,312)
  Foreign income taxed at different rates                                      5,692     (10,005)     (7,635)
  Losses producing no current tax benefit                                     15,916       8,589       8,307
  Adjustment to deferred assets and liabilities for change in tax rate             -      (1,266)          -
  Restructuring charge producing no current tax benefit                            -           -      12,748
  Other, net                                                                    (278)      1,613      (1,427)
                                                                            --------    --------    --------
                                                                            $(24,056)   $ 15,003    $(11,500)
                                                                            ========    ========    ========

  The Company's manufacturing operations in Taiwan and the PRC operate under complete or partial tax holidays which expire in 1997 and 1999, respectively. The aggregate dollar amount and per share effect of these tax holidays were immaterial for 1995, 1994 and 1993.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 8.  INCOME TAXES (CONTINUED)

  In determining the provision (benefit) for income taxes for fiscal 1995, the Company has utilized approximately $7.2 million of prior year net operating loss ("NOL") carryforwards to reduce the amount of taxes otherwise payable for such year. The Company has $213 million of remaining NOL carryforwards which it expects will be available to offset future taxable income. Approximately $103 million of such carryforwards relate to foreign operations in various taxing jurisdictions of which $50 million expire in years 1996 through 2002 and $53 million have no expiration date. The remaining $110 million of such carryforwards relate to U.S. operations and expire in the year 2010.
Utilization of these U.S. NOL carryforwards to offset future taxable income in any particular year could be limited should the Company undergo a 50% "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986. Any limitation pursuant to these provisions would be effective for all tax years starting with the year of ownership change. As of July 31, 1995, the Company has experienced an ownership change for purposes of this limitation of approximately 40% as a direct result of the investment by Samsung Electronics Co., Ltd. pursuant to the Stock Purchase Agreement (Note 14).

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

NOTE 9.  BENEFIT PLANS

Profit Sharing Plan

  During 1983, the Company established the Profit Sharing Plan for all employees. The plan is a noncontributory, defined contribution plan that provides for contributions from the Company based on eligible compensation. The Company's contributions are determined at the discretion of the Board of Directors and are not to exceed income before provision for income taxes and profit sharing expense. The Company did not contribute to the plan for the years ended July 1, 1995, July 2, 1994 and July 3, 1993.

  In 1987, the Company approved a modification to the profit sharing plan that added a 401(k) employee savings program. Under the 401(k) plan, the Company is obligated to contribute matching amounts for employee contributions equal to 100% on the first 2% of employee salary contributions and 50% on the next 4% of employee salary contributions. Company contributions generally vest over five years from the date of the employee's eligibility to participate. The Company contributed approximately $2,456,000 to the plan for the year ended July 1, 1995. The Company's contributions for the years ended July 2, 1994 and July 3, 1993 amounted to $2,064,000 and $1,679,000, respectively.

Employee Bonus Plans

  Pursuant to the Employee Bonus Plan, all employees of the Company are eligible to receive, on a quarterly basis, a percentage of their base compensation as a cash bonus. The percentage paid is at the discretion of management and is limited to a maximum of 15% of the respective employees' base quarterly compensation. For fiscal 1995, no bonuses were paid. Bonuses paid for the years ended July 2, 1994 and July 3, 1993 were $1,954,000 and $1,568,000, respectively.

  The Company also has a performance-based management incentive plan for officers and key employees. Bonuses under the plan are distributed to officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. For fiscal 1995, no bonuses were paid. Bonuses paid for the years ended July 2, 1994 and July 3, 1993 were $1,920,000 and $3,928,000, respectively.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 9.  BENEFIT PLANS (CONTINUED)

Stock Plans

  The Company has three employee stock plans, adopted in 1983, 1985 and 1989. The Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan - 1983 (the "1983 Plan"), as amended in 1984, 1985 and 1987, provides for the granting of options or rights to purchase up to an aggregate of 3,600,000 shares of the Company's common stock to officers, directors, employees and others. The Plan also provides for the granting of stock appreciation rights. Under the Plan, options granted become exercisable subject to the discretion of the Board of Directors or Compensation Committee and generally expire five years from the date of grant. For the year ended July 1, 1995, 5,500 shares were exercised under the 1983 Plan at prices ranging from $13.25 to $13.75 per share.

  In 1985, the Company adopted the Chief Executives' Plan (the "CE Plan"). The CE Plan, as amended in 1987, provides for an aggregate of 1,200,000 shares of the Company's common stock to be available to the chief executive officers, which include the president and executive vice presidents of the Company, and such other officers that the Board of Directors might specifically designate as a "chief executive officer" for purposes of the CE Plan. At July 1, 1995, non-statutory options covering 800,000 shares have been granted to certain officers at exercise prices of $3.50 per share of which 350,000 shares remain outstanding. No shares were exercised under the CE Plan during the year ended July 1, 1995.

  The 1989 Long-Term Incentive Program (the "1989 Program"), as amended in 1992, provides for the granting of stock options, stock appreciation rights, restricted stock and performance units. The amendment, as adopted by the Board and approved by a shareholder vote, annually increases shares authorized to be issued by 2% of the number of common shares outstanding at each fiscal year end. At July 1, 1995, an aggregate of 6,542,243 shares of common stock is authorized to be issued under the 1989 Program. Under the 1989 Program, options granted become exercisable subject to the discretion of the Board of Directors or Compensation Committee and expire ten years from the date of grant. During fiscal 1995, an aggregate of 73,250 shares were exercised at prices ranging from $4.13 to $16.13 per share. No stock appreciation rights or performance units have been granted under this program.

  The Company's 1991 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"), as amended in 1995, provides for an initial grant of options to purchase 20,000 shares of the Company's common stock to each newly appointed non-employee director. In addition, on January 1 each year, each participant will receive an option to purchase 12,000 shares of common stock. The aggregate number of shares that may be issued under the plan is 250,000. Options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant. Each option is exercisable at 100% of the common stock's fair market value on the date of grant. No options were exercised during fiscal 1995.

  In 1994, the Company adopted the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors. The plan, as amended in 1995, provides that each member of the Company's Board of Directors on July 1, 1994 who is not an employee of the Company be granted an option covering 50,000 shares of common stock. All such option grants are subject to the limitation that not more than 250,000 shares of common stock be issued under the Plan and that no participant may receive options covering more than 50,000 shares of common stock in any calendar year. Options are exercisable at 100% of the fair market value on the date of grant of the option, and vest over a period of eight years from the date of grant, with acceleration of vesting possible in the event of certain stock performance. At July 1, 1995, 50,000 shares had been granted to each of the Company's four non-employee directors at an exercise price of $14.25 per share. No options were exercised during fiscal 1995.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 9.  BENEFIT PLANS (CONTINUED)

The following table summarizes 1995 stock option activity under all of the stock plans:

                                   Number      Available for
                                 of options     future grant
                                 ----------    -------------

Outstanding at July 2, 1994       4,046,220        1,605,568
Authorized                                -          648,250
Granted                           1,261,700       (1,261,700)
Exercised                           (78,750)               -
Canceled                           (747,195)         747,195
Plan shares expired                       -          (86,682)
                                  ---------        ---------
Outstanding at July 1, 1995       4,481,975        1,652,631
                                  =========        =========

  Options exercised during fiscal 1995 were at prices ranging from $4.13 to $16.13 per share. Outstanding options at July 1, 1995 were at prices ranging from $3.50 to $31.63 per share and options for 1,909,477 shares were exercisable. At July 1, 1995, 6,134,606 shares of the Company's common stock were reserved for issuance under the Plans.

  In December 1990, the Board of Directors authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to certain non-employee directors. The warrants carry an exercise price of $13.875 per share and vested over a three year period. At July 1, 1995, 40,000 of these warrants remained outstanding and were exercisable. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock to the Company's then Chairman of the Board. These warrants carry an exercise price of $13.50 per share and vest over a four year period. At July 1, 1995, 12,500 of these warrants were exercisable and 25,000 of these warrants were to vest and become exercisable in July of 1995 and 1996.

Post Employment Benefits

  The Financial Accounting Standards Board has issued SFAS No. 112 "Employers Accounting for Postemployment Benefits" requiring accrual basis accounting for
post employment  benefits.    The Company  does not offer post employment
benefits subject to guidelines established by SFAS No. 112. Accordingly, no provisions have been reflected in the Company's consolidated results of operations.

NOTE 10.  SHAREHOLDER RIGHTS PLAN

  On June 30, 1989, the Board of Directors adopted a Shareholder Rights Plan which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries one right to obtain additional stock or other property according to terms provided in the Plan. The rights are not exercisable or separable from the common stock until another party acquires at least 15% of the Company's then outstanding common stock or commences a tender offer for at least 15% of the Company's then outstanding common stock.

  In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 15% or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive, at the then current exercise price, common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. The rights, which expire on June 30, 1999, may be redeemed by the Company at a price of $0.01 per right. At July 1, 1995, 500,000 of the 1,000,000 authorized but unissued preferred shares of the Company are reserved for issuance upon exercise of these rights.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases its field offices, certain equipment, automobiles and most of its operating facilities under operating lease agreements. The Company also has capital leases for certain equipment. Future minimum lease payments under these leases approximate the following amounts:

(In thousands)                     Lease Obligations
                                  -------------------
Fiscal Year                       Capital   Operating
-----------                       -------   ---------

  1996                             $  344     $13,262
  1997                                305       9,079
  1998                                305       7,020
  1999                                305       4,958
  2000                                305       2,285
  Thereafter                          504      12,445
                                   ------     -------
Total minimum lease payments       $2,068     $49,049
                                   ======     =======

  At July 1, 1995, the net present value of obligations under capital leases total $2,068,000 and are included in long-term and current portion of long-term debt in the accompanying consolidated balance sheet. At July 1, 1995, the assets held under capital leases total $3,784,000, net of $104,000 in accumulated depreciation, and are included in land and buildings in the accompanying consolidated balance sheet.

  Rent expense was approximately $11,125,000, $10,588,000 and $9,215,000 for the years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively.

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

Employment Contracts

  Effective July 27, 1993, the Company entered into a separate employment contract (Founder's Agreement) with founder, Chairman and Chief Executive Officer, Safi U. Qureshey. The Founder's Agreement provides for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment is terminated by the Company or by Mr. Qureshey under specified conditions. The maximum contingent liability under this agreement is approximately $4 million.

  The Company maintains Severance Compensation Agreements with its executive officers and its non-officer vice presidents. Such agreements provide for (i) lump sum payments comprised of up to two years' salary and bonus and certain other benefits and (ii) acceleration of stock options upon a "change of control" of the Company and termination of the covered employee for reasons specified in the contract. In addition, if the covered employee, other than Mr. Qureshey, is terminated by the Company in accordance with action taken by or recommendation of the Management Committee, the lump sum severance amount described above will be increased by 50 percent effective for fiscal years 1996 and 1997. The aggregate commitment under these Severance Compensation Agreements should all covered employees be terminated is approximately $10 million ($14 million following action or recommendation of the Management Committee).

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Other Contingencies

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities law based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under the state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the AST Research Securities Litigation and Kornfeld cases, and requires the payment of $12.5 million by the defendants to the plaintiffs in November 1995. An Order Preliminarily Approving Settlement dated August 28, 1995 was entered by the court to begin the process of approving the settlement. The Company expects that a majority of the settlement will be covered by insurance.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in sixteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan et al. v. Viewsonic et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was also named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Further, the Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12.  SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the manufacture and sale of personal computers, including desktop, server, and notebook computer systems. The Company currently markets its products through retail computer dealers, consumer retailers, international and regional distributors, VADs, VARs, OEMs and U.S. Government approved dealers.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 12.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

A summary of the Company's operations by geographic area is as follows:

Fiscal year ended July 1, 1995
                                    North/Latin                    Pacific     Rest of
(In thousands)                        America        Europe          Rim        World      Eliminated    Consolidated
                                    -----------    ----------    ----------    --------   -----------    ------------
Sales to unaffiliated
  customers                          $1,387,442    $  743,561    $  305,541     $31,239   $         -      $2,467,783
Transfers between
  geographic areas                      375,500       628,831       900,084       2,235    (1,906,650)              -
                                     ----------    ----------    ----------     -------   -----------      ----------
Net sales                            $1,762,942    $1,372,392    $1,205,625     $33,474   $(1,906,650)     $2,467,783
                                     ==========    ==========    ==========     =======   ===========      ==========
Operating income (loss)              $  (91,738)   $   (6,362)   $   (7,849)    $   230   $        29      $ (105,690)
                                     ==========    ==========    ==========     =======   ===========      ==========
Identifiable assets                  $  508,714    $  287,218    $  210,654     $14,915   $         -      $1,021,501
                                     ==========    ==========    ==========     =======   ===========      ==========
Fiscal year ended July 2, 1994
                                    North/Latin                   Pacific      Rest of
(In thousands)                        America        Europe         Rim         World     Eliminated     Consolidated
                                    -----------    ----------    ----------    --------   -----------    ------------
Sales to unaffiliated
  customers                          $1,546,010    $  532,921    $  260,700     $27,643   $         -      $2,367,274
Transfers between
  geographic areas                      404,582       251,605       901,106       3,098    (1,560,391)              -
                                     ----------    ----------    ----------     -------   -----------      ----------
Net sales                            $1,950,592    $  784,526    $1,161,806     $30,741   $(1,560,391)     $2,367,274
                                     ==========    ==========    ==========     =======   ===========      ==========
Operating income (loss)              $   22,786    $  (20,027)   $   42,729     $ 1,296   $     7,205      $   53,989
                                     ==========    ==========    ==========     =======   ===========      ==========
Identifiable assets                  $  541,469    $  257,098    $  191,976     $15,077   $         -      $1,005,620
                                     ==========    ==========    ==========     =======   ===========      ==========
Fiscal year ended July 3, 1993
                                    North/Latin                   Pacific      Rest of
 (In thousands)                       America        Europe         Rim         World     Eliminated     Consolidated
                                    -----------    ----------    ----------    --------   -----------    ------------
Sales to unaffiliated
  customers                          $  854,929    $  297,312    $  238,974     $20,935   $         -      $1,412,150
Transfers between
  geographic areas                      234,815        55,690       751,511         897    (1,042,913)              -
                                     ----------    ----------    ----------     -------   -----------      ----------
Net sales                            $1,089,744    $  353,002    $  990,485     $21,832   $(1,042,913)     $1,412,150
                                     ==========    ==========    ==========     =======   ===========      ==========
Operating income (loss)              $  (69,677)   $  (45,569)   $   41,620     $   838   $     8,210      $  (64,578)
                                     ==========    ==========    ==========     =======   ===========      ==========
Identifiable assets                  $  574,801    $  173,028    $  122,165     $16,165   $         -      $  886,159
                                     ==========    ==========    ==========     =======   ===========      ==========

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

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The tables below set forth selected quarterly financial information for fiscal years 1995 and 1994 (in thousands, except per share amounts).

1995                              First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                  -------------    --------------    -------------    --------------
Net sales                              $495,446          $640,159         $670,176          $662,002
Gross profit                             37,299            66,318           86,942            55,115
Net loss                                (39,406)          (21,724)          (6,548)          (31,631)
Net loss per share                     $  (1.22)         $   (.67)        $   (.20)         $   (.98)
                                       --------          --------         --------          --------
1994                              First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                  -------------    --------------    -------------    --------------
Net sales                              $514,409          $677,011         $591,349          $584,505
Gross profit                             85,900           114,566          101,106            46,161
Net income (loss)                         8,232            17,933           13,214            (8,070)
Net income (loss) per share:
  Primary                              $    .26          $    .55         $    .40          $   (.25)
  Fully diluted                        $    .26          $    .54         $    .38          $   (.25)
                                       --------          --------         --------          --------

  In fiscal 1995, fully diluted per share information is anti-dilutive. In fiscal 1994, the quarterly per share amounts do not sum to the net income for the year due to the dilutive effect of common stock equivalents and other dilutive securities used in computing per share information in the first three quarters. In the fourth quarter of fiscal 1994, the Company recorded a pretax restructuring credit of $12.5 million which is reflected in the fiscal 1994 fourth quarter net loss (Note 2).

NOTE 14.  SUBSEQUENT EVENTS

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung Electronics Co., Ltd. ("Samsung"), providing for a significant minority ownership interest in the Company of approximately 40%. On June 30, 1995, AST stockholders approved the strategic investment and all regulatory approval had been received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of June 1, 1995, and Amendment No. 2 thereto, dated as of July 29, 1995, Samsung could purchase 6.44 million newly issued shares of common stock from AST, representing 19.9% of the then currently outstanding shares of common stock, at $19.50 per share and could commence a cash tender offer to purchase 5.82 million shares of common stock from the Company's stockholders, representing 18% of the then currently outstanding shares of common stock, at $22 per share. Concurrently with the acceptance of the shares for purchase under the tender offer, Samsung could also purchase 5.63 million additional newly issued shares of common stock from AST at $22 per share so that its aggregate ownership interest in AST, after completion of all of the purchases, would be approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  As a result of completing the transaction with Samsung effective July 31, 1995, unvested options granted to executive officers to purchase 754,500 shares of common stock under the 1989 Program (Note 9) at prices ranging from $11.4375 to $21.50 became immediately exercisable. In addition, unvested options granted to non-employee directors to purchase 175,000 shares of common stock under the 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (Note 9) at $14.25 per share and warrants issued on July 27, 1992 to purchase 25,000 shares of common stock at $13.50 per share became immediately exercisable.

  As a condition to entering into the Purchase Agreement with Samsung, the Company amended the Shareholder Rights Plan (Note 10) to allow Samsung, in accordance with the terms and conditions of the Stockholder Agreement between the Company and Samsung dated July 31, 1995, to acquire, without additional Board or Stockholder

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 14.  SUBSEQUENT EVENTS (CONTINUED)

approval and without triggering the Plan, up to 49.9% of the common stock during the first four years of its investment, and after the standstill period up to 66.67% of the common stock except pursuant to a cash tender offer for all equity securities not owned by the purchaser and/or its affiliates

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  HOON CHOO, 50, was appointed a director in July 1995. Mr. Choo was the founder of A-Cube Systems, in Cupertino, California in July 1994 and continues to provide consulting services to such Company. Prior to A-Cube, Mr. Choo was General Manager and Executive Vice President of Hyundai Electronics, Computer Division in Korea from September 1986 to August 1990 and again in January 1994 to April 1994. Mr. Choo was Executive Vice President of Hyundai Electronics America, in San Jose, California, from August 1990 to January 1994 in charge of the company's advanced technology development. From November 1981 to August 1986, Mr. Choo was Director of Computer Engineering of the Samsung Electronics Computer Division in Korea.

  BRUCE C. EDWARDS, 41, has served as a director since July 1994. Mr. Edwards rejoined the Company in March 1988 as Senior Vice President, Finance and Chief Financial Officer and was named Executive Vice President and Chief Financial Officer in July 1994. Mr. Edwards was first with the Company as Vice President, Finance from August 1983 and Chief Financial Officer from November 1983 to September 1986. Mr. Edwards currently serves on the Board of Directors of Diamond Multimedia Systems, Inc., Platinum Software Corporation and Xircom, Inc.

  RICHARD J. GOEGLEIN, 61, has served as a director since May 1987. Mr. Goeglein is founder and principal of Gaming Associates, a casino management company which develops and operates hotels/casinos at selected locations in the United States. Mr. Goeglein served as President and Chief Executive Officer of Dakin, Inc. from April 1990 through September 1991. Since January 1988, Mr. Goeglein has also been the Chairman of ConServ International, a consulting and real estate development business. From 1984 to his retirement date of December 31, 1987, Mr. Goeglein was the President and Chief Operating Officer of Holiday Corporation, the holding company of Holiday Inns, Inc. Mr. Goeglein also served on the Board of Directors of Holiday Corporation from 1978 to 1988. Mr. Goeglein currently serves as a director of Boomtown Hotels and Casinos and Platinum Software Corporation.

  KWANG-HO KIM, 55, was appointed a director in July 1995. Since November 1994, Mr. Kim has served as Vice Chairman, President & CEO of Samsung Electronics Co., Ltd. Mr. Kim first joined Samsung Electronics, Co. when Tongyang Broadcasting Co. merged into the Samsung Group in January 1969. In 1978, Mr. Kim was one of the founders of the Semiconductor Business of Samsung Electronics, and was named Vice President in charge of the R&D Center of the Semiconductor Business at Samsung in March 1987. Throughout his career at Samsung, Mr. Kim has held a number of positions in research and development, manufacturing and plant and division management where he was eventually named President & CEO of the Semiconductor Business in March of 1990 and later named President & CEO of Samsung Electronics Co., Ltd. in December 1992. Mr. Kim is currently Chairman of the Korea Semiconductor Industry Association (KSIA).

  YOUNG SOO KIM, 60, was appointed a director in July 1995. Since January 1993, Mr. Kim has served as Corporate Vice President of Samsung Electronics Co., Ltd. He joined Samsung Electronics Co., Ltd. in August 1987 as Vice President of the Semiconductor Division and in June 1989 was named President of the Computer & Systems Business. Before joining Samsung Electronics, Mr. Kim was Vice President of Honeywell in charge of its Solid State Electronics Division from December 1974 to August 1987.

  JACK W. PELTASON, 72, has served as a director since July 1993. Mr. Peltason has served as President of the University of California from 1992 to 1995, following an eight year tenure as Chancellor of the University of California, Irvine and President of the American Council on Education, and a 10 year term as Chancellor at the University of Illinois at Champaign-Urbana. Mr. Peltason is currently on the Board of Directors of Irvine Apartment Communities and serves as a member of the Board of Trustees for the FHP Foundation, Irvine Health Foundation, and Teachers Insurance and Annuity Association.

  SAFI U. QURESHEY, 44, an AST founder, has served as director since the Company's inception and served as President from the Company's inception through July 1994. In July 1988, Mr. Qureshey was elected Chief Executive Officer. He has served as Co-Chairman of the Board from 1988 through June 1992, and was elected Chairman of the Board in November 1993. Mr. Qureshey is currently a member of the President's Export Council (PEC). This premier national committee advises President Clinton on government policies and programs that affect U.S. trade performance and promotes export expansion. In addition, Mr. Qureshey has been selected to receive the 1995 UCI Medal, the University of California at Irvine's highest honor, for his service and commitment to the university.

  CARMELO J. SANTORO, PH.D., 54, served as Chairman of the Board from June 1992 until November 1993 and has served as a director since September 1990. Effective November 1993, Dr. Santoro was elected Vice Chairman of the Board. Dr. Santoro is Chairman and Chief Executive Officer of Platinum Software Corporation. Dr. Santoro was President and Chief Executive Officer of Silicon Systems, Inc. from 1982 through 1991 and was Chairman from 1984 through 1989, when Silicon Systems, Inc. was acquired by TDK Corporation of Tokyo, Japan. From 1980 to 1982, Dr. Santoro was Vice President, Integrated Circuits at the Solid State Division of RCA. In addition to Platinum Software Corporation, Dr. Santoro is currently a director of Dallas Semiconductor Corporation, S3, Inc., the Cerplex Group and Smartflex Systems, Inc.

   WON SUK YANG, 51, was appointed a director in July 1995. Since April 1995, Mr. Yang has served as Senior Executive Managing Director of the Samsung Semiconductor Business. He joined the Samsung Group though an affiliate company, Cheil Industries, in 1970. He later was named Senior Manager of Administration from April 1979 to March 1983 of the Samsung Petrochemical Co., Ltd. In April 1983, he was made Control & Finance Director of Samsung Semiconductor Inc., a U.S. subsidiary of Samsung Electronics Co., Ltd. From June 1991 to December 1992, Mr. Yang was General Manager of Planning & Administrative Office of Samsung Electronics, Co. and in January 1993 was made General Manger of Corporate Administrative Office for the affiliate company Cheil Industries.

  HEE DONG YOO, 50, was appointed a director in July 1995. Since April 1994, Mr. Yoo has served as Executive Vice President & General Manager of the Information Products Business of Samsung Electronics Co., Ltd. He joined as manager of Samsung Petrochemicals in July 1974 and later became President of Samsung Tokyo Headquarters in February 1977. In February 1983, he was made Director of Overseas Operations Division of Samsung Electronics Co. and later was named Managing Director of the International Operations Office from March 1987 to January 1991. From January 1991 to April 1994, Mr. Yoo was President of Samsung Electronics Europe.

EXECUTIVE OFFICERS

  The following table sets forth the name and age of each executive officer of the Company at September 22, 1995, his positions and offices with the Company and the period during which he has served as an executive officer of the
Company:

                                                                                         EXECUTIVE
                                                                                          OFFICER
          NAME                           AGE               POSITION(S)                     SINCE
          ----                           ---               -----------                   ---------

Safi U. Qureshey                          44   Chief Executive Officer                      1980
                                               and Chairman of the Board

Bruce C. Edwards                          41   Executive Vice President and                 1988
                                               Chief Financial Officer

Gerald T. Devlin                          49   Senior Vice President, Americas              1995

Dennis R. Leibel                          51   Senior Vice President, Legal and             1986
                                               Treasury Operations and Secretary

Richard P. Ottaviano                      49   Senior Vice President, Administration        1991

Gary D. Weaver                            52   Senior Vice President, Worldwide             1995
                                               Manufacturing Operations

Mark P. de Raad                           36   Vice President, Finance Operations,          1995
                                               and Principal Accounting Officer

  For information on the business background of Mr. Qureshey and Mr. Edwards see "Directors" above.


  GERALD T. DEVLIN rejoined the Company in September 1995 as Senior Vice President, Americas. Mr. Devlin was Vice President of Worldwide Sales for Xerox Corporation from July 1994 to September 1995. Mr. Devlin was first with the Company as Vice President, U.S. Sales from January 1993 and Vice President, Sales, Americas from August 1993 to July 1994. Prior to joining the Company in January 1993, he was employed for twelve years by Apple Computer where he served most recently as Vice President and General Manager of Sales.

  DENNIS R. LEIBEL joined the Company in December 1985 as Treasurer and in March 1988, was elected Vice President, Administration and General Counsel. In January 1989, Mr. Leibel was elected Vice President, Legal and Treasury Operations and Secretary and was promoted to Senior Vice President, Legal and Treasury Operations in January 1995. Prior to joining the Company, Mr. Leibel was employed for over seven years by Smith International, Inc., where he served as Director of Taxes, Vice President, Tax and Financial Planning and subsequently as Vice President, Finance. Mr. Leibel currently serves on the Executive Committee of the Board of Directors of the World Trade Center Association of Orange County and the Advisory Board of Directors of Court Appointed Special Advocates of Orange County (CASA).

  RICHARD P. OTTAVIANO joined the Company in October 1990 as Vice President, Human Resources and was promoted to Senior Vice President, Administration in August 1992. Prior to joining the Company, he served as Corporate Vice President, Human Resources for Cipher Data Products. From 1973 to 1986, Mr. Ottaviano held various positions with Xerox Corporation, including Vice President, Human Resources.

  GARY D. WEAVER joined the Company in December 1994 as Vice President, America's Manufacturing and in September 1995 was elected to Senior Vice President, Worldwide Manufacturing Operations. Immediately prior to joining the Company, he served at Ioptex Research as Vice President Operations with responsibility for human resources, engineering, manufacturing, quality and distribution. Mr. Weaver has also held various other positions throughout his career including Worldwide Vice President of Manufacturing at Cipher Data Products, Senior Vice President, Manufacturing at Irwin Magnetics and Managing Director for Atari Far East where he was responsible for high volume operations in the Company's Taipei facility.

  MARK P. DE RAAD joined the Company in May 1987 as Manager, Financial Reporting and in July 1995, was elected Vice President, Finance Operations and Principal Accounting Officer. In February 1989, Mr. de Raad was promoted to Assistant Controller and to Controller in August 1990. In February 1994, Mr. de Raad was named Vice President, Worldwide Controller and in August 1994 assumed the title, Vice President, Financial Operations.

ITEM 11.  EXECUTIVE COMPENSATION

  The following tables present information concerning the cash compensation and stock options provided to Mr. Qureshey and the four other most highly compensated individuals serving as executive officers as of the end of fiscal 1995 (the "Named Executive Officers"). The notes to these tables provide more specific information regarding compensation.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long-Term
                                               Annual Compensation              Compensation
                                 -------------------------------------------    -------------
                                                                                   Awards
                                                                                -------------
                                                                     (a)         Securities
                                                                Other Annual     Underlying       All Other
           Name and              Fiscal    Salary     Bonus     Compensation    Options/SARs    Compensation
      Principal Position          Year      ($)        ($)           ($)             (#)             ($)
      ------------------         ------   -------    -------    ------------    ------------    ------------

Safi U. Qureshey                   1995   656,172          0          24,448          50,000         145,107 (b)
Chief Executive Officer            1994   623,076    236,221          36,465         125,000         148,119
and Chairman of the Board          1993   543,700    514,298          93,960          60,000         184,580

James T. Schraith (e)              1995   444,262          0             520         140,000           2,677 (c)
President and Chief                1994   314,009    130,191               -          65,000           9,173
Operating Officer                  1993   228,256    124,168           1,095          20,000           5,673

Bruce C. Edwards                   1995   310,800          0           2,063          30,000           3,577 (c)
Executive Vice President           1994   297,337     80,137           3,496          75,000           7,021
and Chief Financial Officer        1993   251,873    256,454           4,980          30,000           6,283

Richard P. Ottaviano               1995   246,761          0             375          30,000           5,031 (c)
Senior Vice President,             1994   223,683     63,868             600          55,000           6,609
Administration                     1993   184,373    154,620           2,442          30,000           5,919

Kirby B. Coryell (f)               1995   218,517          0          57,623 (d)      87,000           6,201 (c)
Senior Vice President,             1994         -          -               -               -               -
Worldwide Operations               1993         -          -               -               -               -

---------
(a) Except with respect to Mr. Coryell, Other Annual Compensation generally includes reimbursement for medical expenses and/or tax and estate planning expenses. The amounts shown for fiscal 1995 represent reimbursement for tax and estate planning only.
(b) The Company maintains an aggregate of $24,000,000 of split dollar life insurance policies insuring the survivor of Mr. Qureshey and his spouse.
    The portion of the premium paid for term life insurance coverage in fiscal 1995 was $39,898. The portion of the premium paid for non-term coverage, valued in accordance with requirements of the Securities and Exchange Commission as an interest-free loan to Mr. Qureshey, was $139,107. Also included is the Company's 401(k) Plan matching contribution in the amount of $6,000.
(c) The Company's matching contribution to the Company's 401(k) Plan.
(d) The Company paid $55,935 for Mr. Coryell's relocation expenses.
(e) Mr. Schraith's employment with the Company terminated effective as of September 11, 1995.
(f) Mr. Coryell's employment with the Company terminated effective as of September 20, 1995. Mr. Weaver has since been elected as an executive officer to replace Mr. Coryell.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable Value
                                                                                    at Assumed Annual Rates
                                                                                   of Stock Price Appreciation
                      Individual Grants                                                for Option Term(c)
--------------------------------------------------------------------------------  ----------------------------
                      Number of
                      Securities     % of Total
                      Underlying    Options/SARs
                     Options/SARs    Granted to       Exercise or
                      Granted (a)     Employees       Base Price      Expiration
Name                      (#)       in Fiscal Year     ($/Share)         Date         5% ($)          10% ($)
----                  ----------    --------------    ----------      ----------     ---------      ----------
Safi U. Qureshey          25,000        2.06%            12.75         11/1/04         200,460         508,005
                          25,000        2.06%            15.00          2/1/05 (b)     235,835         597,653

James T. Schraith        100,000        8.24%            15.25          8/1/04         959,064       2,430,457
                          15,000        1.24%            12.75         11/1/04         120,276         304,803
                          25,000        2.06%            15.00          2/1/05 (b)     235,835         597,653

Bruce C. Edwards          15,000        1.24%            12.75         11/1/04         120,276         304,803
                          15,000        1.24%            15.00          2/1/05 (b)     141,501         358,592

Richard P. Ottaviano      15,000        1.24%            12.75         11/1/04         120,276         304,803
                          15,000        1.24%            15.00          2/1/05 (b)     141,501         358,592

Kirby B. Coryell          75,000        6.18%            11.44        10/26/04         539,474       1,367,132
                           7,000        0.58%            12.75         11/1/04          56,129         142,242
                           5,000        0.41%            15.00          2/1/05 (b)      47,167         119,531
---------

(a) All option grants were new and not granted in connection with an option repricing transaction. All options vested and became 100% exercisable upon completion of the Samsung Electronics Co., Ltd. ("Samsung") stock purchase on July 31, 1995. Options expire 10 years from date of grant.
(b) Additional option grants to Messrs. Qureshey, Schraith, Edwards, Ottaviano and Coryell in the respective amounts of 25,000, 25,000, 15,000, 15,000 and 5,000 were made effective as of August 1, 1995, with an exercise price equal to the then $15.125 per share fair market value of the company's common stock, these grants were made as part of a split option grant, in conjunction with the option grants made on February 1, 1995 and vest ratably over four years.
(c) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Company's common stock, continued employment of the optionee through the term of the option, and other factors.


                       AGGREGATED OPTION/SAR EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                          Number of Securities               Value of Unexercised
                                                         Underlying Unexercised                  In-the-Money
                                                             Options/SARs at                    Options/SARs at
                             Shares       Value            Fiscal Year-End(#)                Fiscal Year-End($)
                          Acquired on    Realized    -------------------------------   ------------------------------
         Name             Exercise(#)      ($)       Exercisable    Unexercisable(a)   Exercisable   Unexercisable(a)
         ----             -----------    --------    ------------   ----------------   -----------   ----------------

Safi U. Qureshey                    -           -         681,250        163,750        5,115,000          81,250

James T. Schraith                   -           -          44,750        188,750           13,281          78,750

Bruce C. Edwards                    -           -         150,000         90,000          571,875          48,750

Richard P. Ottaviano                -           -          77,750         78,750           60,000          48,750

Kirby Coryell                       -           -          16,750        107,250                0         326,438

(a) All options in this column became 100% exercisable upon completion of the Samsung stock purchase on July 31, 1995.

COMPENSATION OF DIRECTORS

   The directors of the Company serve until their successors are elected and duly qualified. Non-employee directors receive annual retainers of $30,000 paid at the rate of $2,500 per month and additional committee meeting fees of $2,000 per meeting for the Chairman and $1,000 per meeting per committee member. Commencing November 1993, Dr. Carmelo J. Santoro, Vice Chairman of the Board, receives an additional annual retainer of $95,000. Prior to November 1993, Dr. Santoro was paid a retainer for consulting services to the Company.

   The 1991 Stock Option Plan for Non-Employee Directors, as amended in 1995, subject to shareholder approval, provides for an initial grant of options to purchase 20,000 shares of the Company's common stock to each newly elected or appointed non-employee director. In addition, on January 1 of each year, each participant will receive an option to purchase 12,000 shares of the Company's common stock. If the amended plan is approved by the Company's stockholders at the next annual meeting of stockholders, the aggregate number of shares reserved for issuance under the plan will be increased from 250,000 to 500,000. Options vest and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant. The exercise price of each option is equal to 100% of the common stock's fair market value on the date of grant.

   The 1994 One-Time Grant Stock Option Plan for Non-Employee Directors, as amended in 1995, provides for the grant of an option to purchase 50,000 shares of the Company's common stock to each non-employee member of the Company's Board on July 1, 1994. The aggregate number of shares of Common Stock which may be issued pursuant to the plan is 250,000 and no participant may receive options covering more than 50,000 shares in any calendar year. As a result of completing the transaction with Samsung, effective July 31, 1995, all such options vested and became exercisable.

   In December 1990, the Board authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to its then non-employee Board members. Such warrants are exercisable at $13.875 per share and vest over a three-year period. At July 1, 1995, 40,000 of these warrants remained outstanding and were exercisable. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of common stock to Dr. Santoro, the Company's then Chairman of the Board. Such warrants are exercisable at $13.50 per share. At July 1, 1995, 12,500 of such warrants were exercisable, and the remaining 25,000 of such warrants vested and became exercisable as a result of completing the transaction with Samsung, effective July 31, 1995.

   Pursuant to the Samsung Stockholder Agreement between the Company and Samsung dated July 31, 1995, those directors appointed by Samsung who are also officers or employees of Samsung (the "Samsung Employee Director Designees") are entitled to receive, in their capacities as directors of the Company, only such fees, options and other awards and expense reimbursements, if any, as may be provided to employee directors of the Company in their capacity as directors. In Samsung's discretion, any such amounts payable to the Samsung Employee Director Designees will be paid to Samsung rather than to the Samsung Employee Director Designees. Those directors appointed by Samsung who are not officers or employees of Samsung are entitled to receive all benefits to which other non-employee directors of the Company are entitled, and no such amounts may be paid or transferred to Samsung.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Mr. Goeglein, Mr. Peltason, and Mr. Yocam served on the Compensation Committee during fiscal 1995. In addition to serving on the Company's Board of Directors, Mr. Goeglein, Dr. Santoro and Mr. Edwards serve on the Board of Directors of Platinum Software Corporation ("Platinum"), which designs, manufactures and markets accounting software systems. At Platinum, Dr. Santoro is also an executive officer while Mr. Goeglein serves on the Compensation Committee and Mr. Edwards serves on the Audit Committee of the Platinum Board of Directors. In such capacities, each of Dr. Santoro, Mr. Goeglein and Mr. Edwards has influence over the fees, equity participation and other compensation paid to the others by Platinum. Mr. Goeglein, as a member of the Board and Compensation Committee, has direct influence over the equity participation awards and compensation paid to Mr. Edwards in his capacity as an executive officer of the Company. As continuing Board members, each will continue to have influence over the fees, equity participation and compensation paid to the others by the Company. Prior to either Dr. Santoro's, Mr. Goeglein's or Mr. Edwards' joining the Platinum Board of Directors, the Company purchased certain accounting software systems from Platinum. In fiscal 1995, amounts paid to Platinum by the Company were less than $2,000 and related primarily to service and maintenance of previously purchased products. The Company believes that the terms and conditions of its purchase relationship with Platinum are as favorable to the Company as those that could have been obtained from any other third-party vendor of similar products and services.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

   On July 27, 1993, the Company entered into a five-year revolving term employment agreement with Mr. Qureshey ("Agreement" or "Founder's Agreement"), which provides in certain circumstances for a possible consulting term and other post-termination benefits. All post-termination benefits are conditioned upon Mr. Qureshey's not undertaking competing employment and his not soliciting away Company employees. In addition, Mr. Qureshey agreed that he will vote his shares along with the other stockholders in the election of directors and will not join or participate against the Board in any proxy solicitation, and will offer the Company a right of first refusal on any 100,000 or more share blocks proposed to be sold by him in any private sale. If Mr. Qureshey should accept non-competing but substantial employment with any other company or firm during any period of active employment, consulting, or post-termination benefits under the Founder's Agreement, the Company may elect that Mr. Qureshey cease to be an employee or consultant and be entitled to receive an aggregate lump sum equal to 50% of the salary and/or bonus, if any, which he is then receiving and which he otherwise would be entitled to receive for the remaining balance of the employment or post-termination benefit or consulting period, as described below; however, all other benefits would cease and Mr. Qureshey would continue to be bound by the restrictions concerning competing employment, non-solicitation of employees, the voting of shares and the right of first refusal. At any time following one year from a date of employment termination, Mr. Qureshey may elect to terminate the foregoing restrictions upon 90 days' written notice, in which event all Company obligations and benefits payable under the Founder's Agreement would cease, all stock option acceleration would be rescinded and any outstanding loans to Mr. Qureshey would have to be repaid to the Company within 90 days. Nevertheless, Mr. Qureshey would continue to be bound by the provisions of the Founder's Agreement pertaining to the Company's confidential and proprietary information.

   If Mr. Qureshey's employment is terminated for "cause," the Company will be obligated to pay him only such severance compensation as shall have vested and as the Board otherwise deems appropriate, or none at all, and the Company's obligations under the Founder's Agreement will be null and void. If Mr. Qureshey becomes disabled, upon the expiration of six consecutive months of disability, Mr. Qureshey's employment may be terminated by the Company. In such event or in the event of Mr. Qureshey's death, in addition to amounts paid from insurance policies, Mr. Qureshey or his estate will be entitled to receive his base salary and bonus for at least one year, the restriction period on all restricted stock granted to him under Company plans shall lapse and all stock options or other such rights which otherwise would have vested within two years of such event will accelerate and become fully vested and remain exercisable in accordance with their respective terms.

   During employment, Mr. Qureshey will receive his salary, bonus and all other benefits, including a $25,000 financial planning allowance and a gross-up for income tax on such allowance, consistent with past practices. If Mr. Qureshey's active employment is terminated by him for "good reason" or by the Company without "cause," Mr. Qureshey shall continue to receive his base salary for a benefit period of five years following termination. In either event, (a) Mr. Qureshey shall be entitled to receive his annual bonus for the year in which termination occurs, pro rated to the date of termination, as well as bonuses for the two fiscal years following termination, such bonus amounts being determined by taking the average of the bonuses paid to Mr. Qureshey in the preceding two years; (b) all stock options shall accelerate and become exercisable and all restrictions on restricted stock awards shall lapse; (c) the benefits allowance for death or disability shall continue for a period of five years from the date of termination; and (d) all of his benefits payable under the Company's tax-qualified employee benefit plans or other programs pertaining to deferred compensation, retirement, profit sharing, 401(k), or employee stock ownership (if any) will be paid. In addition, if Mr. Qureshey enters into loan agreements for the purpose of exercising options or other rights to acquire securities, the Company will guarantee such loans (up to $3,000,000) and pay the interest on them for a period ending 13 months after the date of the event causing tax liability to be incurred by reason of such exercise.

   In the event of Mr. Qureshey's disability or of his termination by the Company without "cause" or termination of employment by Mr. Qureshey for "good reason," Mr. Qureshey will also be entitled to receive additional benefits during the first five-year post-termination benefit period including an office, health and welfare benefits, continued use of a Company automobile followed by transfer of title of such automobile to Mr. Qureshey at the end of the five-year period, and up to $25,000 per year (grossed up for income taxes) for estate, tax and financial planning services.

   Following such five-year post-termination benefits period, provided Mr. Qureshey has not and does not undertake substantial or competing employment, the Company indefinitely will provide continued health and welfare benefits, with Mr. Qureshey paying or reimbursing the Company the average cost of such coverages, and Mr. Qureshey will have the title Vice Chairman. For a period of up to five years following the first five-year post-termination benefits period, Mr. Qureshey may elect to become a consultant and receive 60% of his former base and be entitled to receive the additional benefits described in the foregoing paragraph. If prior to any termination Mr. Qureshey undertakes an "early retirement" from active employment and otherwise is not receiving the post-termination benefits enumerated above, he may at his election become a consultant to the Company and become subject to the restrictions under the Founder's Agreement and also become entitled to receive 80% of his then base salary for a period of five years, as well as the additional benefits listed above. Bonus amounts will not be required during any consulting period.

   Mr. Qureshey's benefits under the Founder's Agreement are in addition to and not in lieu of the benefits payable to him under his Severance Compensation Agreement (see below). Following a change in control of the Company,

Mr. Qureshey is generally entitled to all of the benefits specified in the Severance Compensation Agreement, whether or not his active employment is terminated provided, however, that Samsung's stock purchase will not constitute a change in control for purposes of Mr. Qureshey's Severance Compensation Agreement unless Samsung's interest in the Company becomes in excess of 49.9%. Mr. Qureshey will not otherwise participate in the officer involuntary termination policy described below.

   At the Annual Meeting of Stockholders held in May 1987, the stockholders authorized and approved an indemnification program for corporate officers and directors under which the Company and each corporate officer and director entered into an Indemnification Agreement, substantially in the form approved by the stockholders.

   The Company has entered into Severance Compensation Agreements with each of its eight executive officers. Under the agreements, following a "change in control" of the Company, which includes the Samsung transaction if either the Company terminates the officer's employment without cause or if the officer terminates his employment for good reason, as defined in the agreement, then (a) the Company shall pay the officer severance compensation equal to two years' salary and bonuses (and, except with respect to Mr. Qureshey, such amount will be increased by 50% in the event the officer's employment is terminated in accordance with any action taken by or recommendation of the Management Committee (as defined in the Samsung Stockholder Agreement)) and (b) all stock options held by the officer, to the extent that they would become exercisable within two years of the change in control, will immediately become exercisable for a period of six months following termination, and (c) the officer will receive continued welfare benefits for a period of two years. Under the agreements, the Company will indemnify the officer with respect to excise taxes on excess "parachute payments" imposed under Section 4999 of the Code. Similar agreements have also been entered into with thirteen vice presidents, except that the vice presidents' severance benefits include only one year of salary, bonus and welfare benefits continuation, and only options otherwise vesting within one year of the change in control will accelerate.

   The Company has a severance policy for its executive officers which, in the event of an involuntary termination other than in connection with a "change in control", requires the Company to pay its President severance equal to two years salary and its other executive officers severance equal to six months salary plus an additional month of salary for each year of employment with the Company, up to a maximum of 12 months. Welfare benefits are also continued during this period.

   Mr. Schraith's employment with the Company terminated on September 11, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Schraith was paid a lump sum payment of $1,472,500.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of September 22, 1995, with respect to all those known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, each director, the Chief Executive Officer and the four most highly compensated other Named Executive Officers, and all directors and executive officers of the Company as a group. Unless otherwise noted, each of the stockholders listed owns less than 1% of the outstanding common stock and has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, subject to community property laws where applicable, and the information contained in the footnotes to this table. The Company had 44,677,900 shares outstanding at September 22, 1995.

                                                 NUMBER OF SHARES
                                                 ----------------               PERCENTAGE OF
NAME OF BENEFICIAL OWNER                   OPTIONS (a)           TOTAL        SHARES OUTSTANDING
------------------------                   -----------       ------------     -------------------
Samsung Electronics Co., Ltd. (b)                   0          17,890,000           40.04%
Brinson Holdings, Inc. (c)                          0           2,811,700            6.29%
Loomis, Sayles & Company, L.P. (d)                  0           2,581,800            5.78%
FMR Corp. (e)                                       0           2,247,000            5.03%

Richard J. Goeglein                           108,000             125,000               -
Carmelo J. Santoro                             99,500              99,500               -
Jack W. Peltason                               63,000              63,000               -
Hoon Choo (f)                                       -                   -               -
Kwang-Ho Kim (f)                                    -                   -               -
Young Soo Kim (f)                                   -                   -               -
Won Suk Yang (f)                                    -                   -               -
Hee Dong Yoo (f)                                    -                   -               -

Safi U. Qureshey (g)                          695,000           2,889,910            6.37%
James T. Schraith (h)                         233,500             238,713               -
Bruce C. Edwards (i)                          240,000             281,288               -
Richard P. Ottaviano                          156,500             157,500               -
Kirby B. Coryell (h)                           81,000              81,000               -

All directors and executive officers as
 a group (18 persons)                       1,989,500           4,254,037            9.12%
---------

(a) Includes shares which executive officers and directors have the right to acquire within 60 days of September 22, 1995 under stock option and warrant agreements.
(b) These shares are beneficially owned by Samsung Electronics Co., Ltd. ("SEC") and Samsung Electronics America, Inc. ("SEA") c/o 105 Challenger Road, Ridgefield Park, New Jersey 07660. SEA is a wholly owned subsidiary of SEC.
(c) These shares are beneficially owned by Brinson Holdings, Inc. ("BHI"), Brinson Partners, Inc. ("BPI") and Brinson Trust Company ("BTC"), each of 209 South LaSalle, Chicago, Illinois 60604-1295. BTC is a wholly-owned subsidiary of BPI and BPI is a wholly-owned subsidiary of BHI.
(d) These shares are beneficially owned by Loomis, Sayles & Company, L.P. One Financial Center, Boston, Massachusetts 02111.
(e) These shares are beneficially owned by FMR Corp., Fidelity Management & Research Company ("FMRC") and Fidelity Management Trust Company ("FMTC"), each of 82 Devonshire Street, Boston, Massachusetts 02109. FMRC and FMTC are each a wholly-owned subsidiary of FMR Corp.
(f) The Reporting Person is an employee of Samsung Electronics Co., or its affiliates ("SEC"), and SEC is the beneficial owner of 17,890,000 shares of common stock. The Reporting Person disclaims beneficial ownership of such shares, and does not directly or indirectly own any other equity securities of the Company.
(g) Includes 97,231 shares held by Nancy Marshall as custodian for minor children of Mr. Qureshey and 8,760 shares held by Nancy Marshall, Ishrat Qureshey and Lubna Bokhari, co-trustees of Irrevocable Trusts established for the benefit of Mr. Qureshey's minor children, to which Mr. Qureshey claims no beneficial interest.
(h) Mr. Schraith's employment with the Company terminated effective as of September 11, 1995. Mr. Coryell's employment with the Company terminated effective as of September 20, 1995.
(i) Includes 803 shares held by Mary Pat DeMayo Buskard as trustee for Minor children of Mr. Edwards to which Mr. Edwards disclaims any beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In July 1995, the Company loaned Mr. Qureshey $1,156,453 to exercise options to purchase 150,000 shares of Company common stock granted under the Chief Executives' Plan, evidenced by a promissory note secured by a stock certificate. The loan was issued interest free and is payable in full by or before April 30, 1996.

   See "Compensation Committee Interlocks and Insider Participation" above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements
          --------------------

          See Index to Consolidated Financial Statements at Item 8 on Page 24 of this report.

     (2)  Financial Statement Schedule
          ----------------------------

          II - Consolidated Valuation and Qualifying Accounts and Reserves

          Financial statement schedules other than the schedule listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (3)  Exhibits
          --------

Exhibit
Number    Description
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

2.2 Agreement of Stock Purchase dated February 27, 1995 between AST Research, Inc. and Samsung Electronics Company Ltd., filed March 3, 1995 (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

2.2.1 Amendment No. 1 to Stock Purchase Agreement dated June 1, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Amendment No. 2 to Schedule 14D-9).

2.2.2 Amendment No. 2 to Stock Purchase Agreement dated July 29, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

3.1 Restated Certificate of Incorporation of AST Research, Inc., a Delaware Corporation, effective July 31, 1995 (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

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

4.1.1 Amendment to Rights Plan dated as of March 1, 1995 between AST Research, Inc. and American Stock Transfer & Trust Co., filed March 3, 1995 (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

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

Exhibit
Number    Description
------    -----------

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

Exhibit
Number                        Description
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

Exhibit
Number                        Description
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

Exhibit
Number                        Description
------                        -----------

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

10.106* Amended form of Nonqualified Common Stock Option Agreement under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1983 with amended provisions approved by the Compensation Committee January 23, 1992 and by the Board of Directors April 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27,
         1992).

10.107 Amendment to License Agreement with Microsoft Corporation dated February 15, 1993 (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 3, 1993) .

10.108 Promissory Note dated as of July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941) .

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

Exhibit
Number                        Description
------                        -----------

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

Exhibit
Number                        Description
------                        -----------

10.127* Involuntary Termination Policy dated September 2, 1994 (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994).

10.128* Performance Based Annual Management Incentive Plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994).

10.129 Employment Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994).

10.130 Capital Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended July 2,
         1994).

10.131 Third Amendment dated December 23, 1994 to Credit Agreement dated September 30, 1993 among AST Research, Inc., Bank of America NT & SA, as administrative agent, co-agent and issuing bank, National Westminster Bank Plc, CIBC, Inc. and Shawmut Bank, N.A., as co-agents (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended December 31,
         1994).

10.132 Credit Agreement dated February 9, 1995, among AST Research, Inc., AST Canada Inc., AST Europe Limited, AST Research France S.A.R.L., AST Sweden AB and Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 1, 1995).

10.133 Settlement Agreement and Release dated January 1, 1995, between AST Research, Inc. and Texas Instruments Incorporated (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's report on Form 10-Q for the fiscal quarter ended April 1,
         1995).

10.134 Letter of Credit Agreement dated July 31, 1995 between AST Research, Inc., and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.135 Registration Rights Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.136 Stockholder Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.137 Stipulation of Settlement Agreement dated August 16, 1995 between AST Research, Inc. and class actions (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.138 Strategic Alliance Agreement dated February 27, 1995 between AST Research, Inc., and Samsung Electronics Company, Ltd., filed March 3, 1995 (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.139 Confidentiality Agreement dated December 21, 1994 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Schedule 14D-9).

10.140* Amendment to and Clarification of Employment Agreement dated February 27, 1995 to Employment Agreement dated July 27, 1993 between AST Research Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 0-13941).

10.141* Amendment to Severence Compensation Agreement dated February 27, 1995 between AST Research, Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's report on
         Schedule 14D-9).

10.142* Form of Amendment to Warrant Certificate dated February 27, 1995 to Warrant Certificate issued to Non-Employee Director in July 1992 (incorporated by reference to referenced exhibit number of the Company's report on Schedule 14D-9).

Exhibit
Number                        Description
------                        -----------

10.143* Amendment to the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's report on
         Schedule 14D-9).

10.144* Amendment to the AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's report on Schedule 14D-9).

10.145* Form or Acknowledgment/Consent to Waiver of Rights under the AST's 1991 Stock Option Plan for Non-Employee Directors and/or AST's 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's report on
         Schedule 14D-9).

10.146* Form of Amendment to Executive Officer Severence Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's report on Schedule 14D-9).

10.147* Form of Amendment to Vice President Severence Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's report on Schedule 14D-9).

10.148 First Amendment dated April 5, 1995 to Credit Agreement dated February 9, 1995, among AST Research, Inc., AST Canada, Inc., AST Europe Limited, AST Research France S.A.R.L., AST Sweden AB and Bank of America NT & SA.

10.149 Waiver and Second Amendment dated July 21, 1995 to Credit Agreement dated February 9, 1995, among AST Research, Inc., AST Canada, Inc., AST Europe Limited, AST Research France S.A.R.L., AST Sweden AB and Bank of America NT & SA.

10.150 Waiver and Fourth Amendment dated July 21, 1995 to Credit Agreement dated September 30, 1993 among AST Research Inc., Bank of America NT & SA, as administrative agent, co-agent and issuing bank, National Westminster Bank Plc, Shawmut Bank, N.A., and CIBC, Inc., as co-agents.

10.151 Component Sales Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.152 Cooperative Procurement Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.153 Marketing Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.154 AST OEM Supply to SEC Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.155 SEC OEM Supply to AST Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.156 Joint Development and Technical Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.157 Patent Cross License Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.158 Employee Exchange Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.159 General Terms Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

10.160 Letter Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's report on Form 8-K, No. 13941).

Exhibit
Number                        Description
------                        -----------

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

(b)  Reports on Form 8-K
     -------------------

     On April 25, 1995, the Company filed a report on Form 8-K reporting under
     Item 5 thereof announcing earnings for the year and quarter ended April 1, 1995.

     On June 7, 1995, the Company filed a report on Form 8-K reporting under
     Item 5 thereof regarding the setting of the special stockholder meeting date of June 30, 1995 and the restatement of the Company's fiscal 1994 financial statements and subsequent fiscal 1995 quarterly financial statements.

AST, Advantage!, AST Premium, AST Research, GRiDPAD, GRiD, Victor and PalmPad are registered trademarks of AST Research, Inc. AST Computer, the AST Computer logo, AST Works, Ascentia, ASTVision, Pronto! Pronto!, Pro, Percepta, Bravo, Convertible, ExeCare, Manhattan, PowerExec, and Premmia are trademarks of AST Research, Inc. OverDrive and Pentium are registered trademarks of Intel Corporation. OS/2 is a registered trademark of International Business Machines Corporation. NetWare is a registered trademark of Novell, Inc. MS-DOS is a registered trademark and Encarta is a trademark of Microsoft Corporation. Radio Shack is a registered service mark of Tandy Corporation. Prodigy is a registered trademark of the Prodigy Services Corporation. America Online is a registered service mark of America Online, Inc. CompuServe is a registered service mark of CompuServe, Inc. Liquid Yield Option and LYON are trademarks of Merrill Lynch & Co. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners. Reference to the "Energy Star" program does not represent EPA endorsement of any product or service. Copyright
(C)1995 AST Research, Inc. All Rights Reserved.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on September 28, 1995.

                                         AST RESEARCH, INC.


Date:  September 28, 1995                By:   /s/Safi U. Qureshey
                                               -------------------
                                               Safi U. Qureshey
                                               Chief Executive Officer and
                                               Chairman of the Board

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

Signature                                         Title                          Date
---------                                         -----                          ----

   /s/ Safi U. Qureshey            Chief Executive Officer and             September 28, 1995
-------------------------------    Chairman of the Board
   Safi U. Qureshey                (Principal Executive Officer)



   /s/ Bruce C. Edwards            Chief Financial Officer,                September 28, 1995
-------------------------------    Executive Vice President and Director
   Bruce C. Edwards                (Principal Financial Officer)

   /s/ Richard J. Goeglein         Director                                September 28, 1995
-------------------------------
   Richard J. Goeglein

   /s/ Carmelo J. Santoro          Director                                September 28, 1995
-------------------------------
   Carmelo J. Santoro, Ph.D.

   /s/ Jack W. Peltason            Director                                September 28, 1995
-------------------------------
   Jack W. Peltason

   /s/ Hoon Choo                   Director                                September 28, 1995
-------------------------------
   Hoon Choo

                                   Director                                            , 1995
-------------------------------
   Kwang-Ho Kim

                                   Director                                September 28, 1995
-------------------------------
   Young Soo Kim

   /s/Won Suk Yang                 Director                                September 28, 1995
-------------------------------
   Won Suk Yang

                                   Director                                            , 1995
-------------------------------
   Hee Dong Yoo

                                                                     SCHEDULE II


                               AST RESEARCH, INC.
          CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED JULY 1, 1995
                         JULY 2, 1994 AND JULY 3, 1993
                                 (IN THOUSANDS)

                                                     1995     1994      1993
                                                   -------   -------   -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of period                       $17,564   $11,671   $ 9,831
Additions charged to expense                         6,091    13,219     6,089
Reductions                                          (6,203)   (7,326)   (4,249)
                                                   -------   -------   -------

Balance, end of period                             $17,452   $17,564   $11,671
                                                   =======   =======   =======


ALLOWANCE FOR SALES RETURNS

Balance, beginning of period                       $15,137   $ 9,120   $10,109
Net additions (reductions) charged to sales          4,377     6,017      (989)
                                                   -------   -------   -------

Balance, end of period                             $19,514   $15,137   $ 9,120
                                                   =======   =======   =======


RESERVE FOR EXCESS OR OBSOLETE INVENTORY

Balance, beginning of period                       $ 65,268  $35,595   $14,529
Inventory acquired in the Tandy acquisition               -        -    20,535
Allocation of restructure reserves to
  identified inventory exposure                           -      693         -
Net additions (reductions) charged to expense       (19,732)  28,980       531
                                                   --------  -------   -------

Balance, end of period                             $ 45,536  $65,268   $35,595
                                                   ========  =======   =======
