Form 10-Q
period 1995-09-30
AST RESEARCH INC /DE/
filed 1995-11-14
CIK 725182

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

      FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO __________________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 44,679,000 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 27, 1995.


________________________________________________________________________________
________________________________________________________________________________

                               AST RESEARCH, INC.
                                      INDEX



                                                          Page
                                                          ----
     PART I.   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at
                 September 30, 1995 (Unaudited)
                 and July 1, 1995                            3

               Consolidated Statements of Operations
                 (Unaudited) for the three months ended
                  September 30, 1995 and October 1, 1994     4

               Consolidated Statements of Cash Flows
                 (Unaudited) for the three months ended
                 September 30, 1995 and October 1, 1994    5-6

               Notes to Consolidated Financial
                 Statements (Unaudited)                   7-10


       Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               11-19



     PART II.   OTHER INFORMATION

       Item 1. Legal Proceedings                         20-21

       Item 6. Exhibits and Reports on Form 8-K             22



     SIGNATURES                                             22


                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                  September 30,                 July 1,
                                                                       1995                       1995
(In thousands, except share amounts)                               (Unaudited)
---------------------------------------------------------------------------------------------------------

ASSETS
 Current assets:
   Cash and cash equivalents                                    $    135,326                $    95,825
   Accounts receivable, net of allowance for
     doubtful accounts of $17,690 at
     September 30, 1995 and $17,452 at July 1, 1995                  281,964                    394,927
   Inventories                                                       349,223                    311,469
   Deferred income taxes                                              33,585                     31,973
   Other current assets                                               13,965                      6,938
---------------------------------------------------------------------------------------------------------
        Total current assets                                         814,063                    841,132

 Property and equipment                                              167,938                    165,261
 Accumulated depreciation and amortization                           (68,585)                   (64,006)
---------------------------------------------------------------------------------------------------------
 Net property and equipment                                           99,353                    101,255

 Other assets                                                         78,328                     79,114
---------------------------------------------------------------------------------------------------------
                                                                $    991,744                $ 1,021,501
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                        $          -                $   156,000
   Accounts payable                                                  190,591                    213,202
   Accrued salaries, wages and employee benefits                      20,678                     17,760
   Other accrued liabilities                                         128,379                    119,689
   Income taxes payable                                               24,795                     25,189
   Current portion of long-term debt                                  92,352                      2,420
---------------------------------------------------------------------------------------------------------
        Total current liabilities                                    456,795                    534,260

 Long-term debt                                                      122,518                    219,224
 Other non-current liabilities                                         4,583                      4,779

 Commitments and contingencies

 Shareholders' equity:
   Common stock, par value $.01; 200,000,000 shares
     authorized, 44,677,900 shares issued and
     outstanding at September 30, 1995 and 32,412,500
     shares at July 1, 1995                                              447                        324
   Additional capital                                                383,077                    142,208
   Retained earnings                                                  24,324                    120,706
---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   407,848                    263,238
---------------------------------------------------------------------------------------------------------
                                                                $    991,744                $ 1,021,501
=========================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                              September 30,      October 1,
(In thousands, except per share amounts)                                           1995             1994
------------------------------------------------------------------------------------------------------------
Net sales                                                                     $   403,357      $   495,446

Cost of sales                                                                     410,126          458,147
------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                                (6,769)          37,299

Selling and marketing expenses                                                     51,302           51,865

General and administrative expenses                                                23,891           21,369

Engineering and development expenses                                                9,566            9,902
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           84,759           83,136
------------------------------------------------------------------------------------------------------------
Operating loss                                                                    (91,528)         (45,837)

Interest income                                                                     1,194              484

Interest expense                                                                   (4,798)          (3,289)

Other expense, net                                                                 (1,250)            (310)
------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                          (96,382)         (48,952)

Income tax benefit                                                                      -           (9,546)
------------------------------------------------------------------------------------------------------------

Net loss                                                                      $   (96,382)      $  (39,406)
============================================================================================================

Net loss per share                                                            $     (2.36)      $    (1.22)
============================================================================================================
Weighted average common shares outstanding                                         40,762           32,346
============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                          ----------------------------------
                                                                          September 30,          October 1,
(In thousands)                                                                 1995                 1994
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Cash received from customers                                             $   515,291         $   500,376
   Cash paid to suppliers and employees                                        (546,805)           (534,009)
   Interest received                                                              1,031                 431
   Interest paid                                                                 (6,875)             (4,240)
   Income tax refunds received                                                        -                 117
   Income taxes paid                                                               (236)             (3,314)
   Other cash received (paid)                                                     7,562              (1,819)
------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                    (30,032)            (42,458)

Cash flows from investing activities:
   Purchases of capital equipment                                                (4,495)             (8,598)
   Proceeds from disposition of capital equipment                                   592               1,504
   Purchases of other assets                                                     (1,119)             (1,218)
------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                     (5,022)             (8,312)

Cash flows from financing activities:
   Short-term borrowings, net                                                  (156,000)                  -
   Repayment of long-term debt                                                   (6,774)                (32)
   Proceeds from issuance of common stock, net                                  240,992                 347
------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                 78,218                 315

Effect of exchange rate changes on cash and cash equivalents                     (3,663)             (1,939)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             39,501             (52,394)

Cash and cash equivalents at beginning of period                                 95,825             153,118
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                  $   135,326         $   100,724
============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                          ------------------------------------
                                                                          September 30,             October 1,
(In thousands)                                                                 1995                    1994
--------------------------------------------------------------------------------------------------------------
Net loss                                                                     $  (96,382)           $  (39,406)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                 7,475                 5,936
    Deferred income tax benefit                                                       -                  (439)
    Gain on sale of capital equipment                                              (218)                 (218)
Change in operating assets and liabilities:
    Accounts receivable                                                         114,229                 7,009
    Inventories                                                                 (37,754)               (7,033)
    Other current assets                                                         (9,383)              (16,897)
    Accounts payable and accrued expenses                                       (14,247)               20,858
    Income taxes payable                                                           (394)              (12,212)
    Other current liabilities                                                     3,264                 1,298
    Exchange loss (gain)                                                          3,378                (1,354)
--------------------------------------------------------------------------------------------------------------

    Net cash used in operating activities                                    $  (30,032)           $  (42,458)
==============================================================================================================

                             See accompanying notes.

                                AST RESEARCH, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30, 1995

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of July 1, 1995) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. The Company has elected to change its fiscal year end to the Saturday closest to December 31 from the Saturday closest to June 30. The change was made in order to align the Company's fiscal year end with the reporting requirements of its largest shareholder, Samsung Electronics Co., Ltd. This change in the fiscal year end will result in a transition period, for reporting purposes, of July 2, 1995 to December 30, 1995, which will be referred to as transition period 1995 herein. The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the transition period ended December 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 1, 1995.

Restatements

  The Company filed an amendment on Form 10-K/A with the Securities and Exchange Commission to restate its consolidated financial statements for the year ended July 2, 1994, to account for a $33.6 million reduction in the carrying value of GRiD(R) pen-based products inventories made in the fourth quarter of fiscal 1994 as a charge to cost of sales rather than an adjustment to the carrying value of goodwill arising from the Tandy acquisition. After giving effect to this restatement, reversal of previously recorded related goodwill amortization and related tax effects, the Company's restated consolidated balance sheet at July 2, 1994 reflects shareholders' equity of $361.8 million rather than $384.0 million as previously reported.

  The Company also filed amendments on Form 10-K/A with the SEC to restate its consolidated financial statements for the periods ended October 1, 1994, December 31, 1994, and April 1, 1995, to reflect both the fiscal 1994 restatements and a resulting reduction in fiscal 1995 goodwill amortization and related income tax effects. The effect of these restatements decreased shareholders' equity at October 1, 1994 by $21.7 million from the amount of shareholders' equity previously reported, and reduced previously reported net loss for the three-month period ended October 1, 1994 by $.5 million.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax benefit is computed on the pretax loss of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets against income is more likely than not.

  For the three-month period ended September 30, 1995, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to the Company's provision of a full valuation reserve against the additional deferred tax assets arising from its current operating loss. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the Company's ability to recognize its


                             AST RESEARCH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                             SEPTEMBER 30, 1995

deferred tax assets and from changes in the mix of income/loss in the various tax jurisdictions. The effects of such changes are recognized when known.

Restructuring

  At July 2, 1994, $15.2 million of the $125 million restructuring charge incurred in connection with the 1993 acquisition of certain assets and assumption of certain liabilities of Tandy Corporation's ("Tandy") personal computer manufacturing operation remained accrued on the Company's consolidated balance sheet. During fiscal 1995, the Company incurred cash expenditures of approximately $4.7 million ($.2 million, $.5 million, $2.4 million and $1.6 million in the first through fourth quarters of fiscal 1995, respectively) related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of. At September 30, 1995, the Company continues to hold approximately $9.7 million in accrued restructuring provisions for final restructuring activities, which relate primarily to various ongoing lease obligations representing potential future cash expenditures.

  The Company plans to increase its utilization of third party board manufacturing and design and to realign certain related manufacturing operations. The Company is currently completing its restructuring plan and anticipates a restructuring charge of approximately $20 million. Approximately $8 million of the charge is expected to involve cash disbursements with the remaining costs primarily relating to reductions in net asset values. The Company expects to finalize and announce its plans and record the restructuring charge in the consolidated results of operations by the end of the second quarter of the transition period ended December 31, 1995. However, no assurance can be given that these anticipated restructuring actions will be successful or that similar actions will not be required in the future.

Goodwill

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. During the third quarter of fiscal 1995, the Company elected the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test was performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at September 30, 1995.

Contingencies

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994


                             AST RESEARCH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                             SEPTEMBER 30, 1995

complaint names the Company and certain of its officers and directors as defendants, asserts claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994, and October 6, 1994, have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the AST Research Securities Litigation and Kornfeld cases, and requires the payment of $12.5 million by the defendants to the plaintiffs in November 1995. An Order Preliminarily Approving Settlement dated August 28, 1995 was entered by the Court to begin the process of approving the settlement. The Company expects that a majority of the settlement payment will be covered by insurance.

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest, relating to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was also named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Further, the Company was


                             AST RESEARCH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                             SEPTEMBER 30, 1995

named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company is also subject to other legal proceedings and claims which also arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

-----------------------------------------------------------------------------------------------------------
                                                                   September 30,                   July 1,
(In thousands)                                                          1995                         1995
-----------------------------------------------------------------------------------------------------------
Purchased parts                                                     $   93,738                   $   67,296

Work in process                                                         47,450                       36,686

Finished goods                                                         208,035                      207,487
-----------------------------------------------------------------------------------------------------------
                                                                    $  349,223                   $  311,469
===========================================================================================================

Subsequent Event

  On November 2, 1995, the Company announced that it had entered into a letter of intent agreement with Samsung Electronics Co., Ltd. ("Samsung") pursuant to which Samsung would provide certain additional support to the Company as consideration for such number of shares of Common Stock as would increase its ownership to 49.9 percent. The additional support includes a line of credit, or other form of credit support, through November 30, 1996, in the amount of $100 million, secured by an interest in inventory, accounts receivable, and other available assets of the Company as requested by Samsung, and an increase in the Company's supplier line of credit with Samsung to $100 million through November 30, 1996, with an extension of payment terms under such line of credit to 90 days through November 30, 1996, decreasing to 30 days for products shipped after January 30, 1997. In addition, Samsung will provide certain other elements of support to the Company, the amount and value to be agreed to by Samsung and a committee of independent directors. In connection with this agreement, the Company will issue a number of shares of Common Stock to Samsung so as to increase its ownership to 49.9%, and Samsung will appoint two additional directors to the Company's board of directors. In addition, Samsung and the Company agreed to negotiate further support arrangements by Samsung, which if met, would increase Samsung's ownership to 60 percent. The support transactions are subject to definitive documentation and approvals. The letter of intent agreement is non-binding, and in the event that the Company is unable to secure the financial support under the agreement or is unable to secure alternative sources of financing, the Company's operations would be adversely affected.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995
RESULTS OF OPERATIONS

  The following table shows the results of operations for the periods indicated as a percentage of net sales.

                                                                                Percentage of Net Sales
                                                                                   Three Months Ended
                                                                              -----------------------------
                                                                              September 30,      October 1,
                                                                                   1995             1994
-----------------------------------------------------------------------------------------------------------
Net sales                                                                         100.0%           100.0%
Cost of sales                                                                     101.7             92.5
-----------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                                (1.7)             7.5
-----------------------------------------------------------------------------------------------------------

Selling and marketing expenses                                                     12.7             10.5
General and administrative expenses                                                 5.9              4.3
Engineering and development expenses                                                2.4              2.0
-----------------------------------------------------------------------------------------------------------

Operating loss                                                                    (22.7)            (9.3)
Other expense, net                                                                 (1.2)            (0.6)
-----------------------------------------------------------------------------------------------------------

Loss before income taxes                                                          (23.9)            (9.9)
Income tax benefit                                                                    -             (1.9)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                          (23.9%)           (8.0%)
===========================================================================================================

Net Sales

  Net sales for the three-month period ended September 30, 1995 decreased 19% to $403.4 million from $495.4 million in the three-month period ended October 1, 1994. This decline in revenues was due to lower desktop systems sales and decreased shipments of the Company's notebook system products. Lower than anticipated sales in the North American marketplace, particularly in the consumer retail channel, and seasonal softness in Europe were compounded by significant downward industry pricing actions and delays in some new product shipments. The Company's lower first quarter revenues were also negatively impacted by customer uncertainty regarding Microsoft's Windows(R)95 software announcement. While the Company anticipates a continued competitive pricing environment, there can be no assurance that further pricing actions will be effective in stimulating sales growth. The Company shipped 245,000 computer systems in the first three months of transition period 1995, a decrease of 21% from the 309,000 units shipped in the same prior year period.

  Revenues from desktop system products decreased 6% to $286.2 million for the three-month period ended September 30, 1995 from $304.2 million in the comparable prior year period. Increased sales of selected Pentium(R) processor-based desktops were offset by declines in revenues from the Advantage!(R) 486SX, the BravoTM 486DX and SX, and 486 PremmiaTM desktop systems sales.

  The Company's notebook computer product revenues decreased 37% to $76.4 million in the three-month period ended September 30, 1995 from $120.7 million in the comparable prior year period. This decrease reflects a 49% decrease in unit shipments to 32,000 for the three-month period ended September 30, 1995 from 63,000 in the same prior year period. Notebook system sales declines occurred in all notebook product line offerings including the Bravo, Advantage! and AscentiaTM notebook computer lines.

  Americas revenue (including Canada and Latin America) decreased by 42% to $191.7 million during the first three months of transition period 1995 from revenue of $330.5 million in the comparable prior year period. Sales to the independent reseller/dealer channel for the three-month period ended September 30, 1995 decreased 23% from the same prior year period and accounted for 87% of total Americas revenue. Revenue from the consumer retail channel decreased 80% from the comparable prior year quarter primarily due to the loss of selected retail customers within the United States marketplace. The consumer retail channel and the OEM channel accounted for 11% and 2%, respectively, of total Americas revenues during the three-month period ended September 30, 1995 as compared to 33% and 2% for the prior year period.

  First quarter transition period 1995 international revenues rose 28% to $211.7 million from $164.9 million in the comparable prior year period and accounted for 52% of total first quarter transition period 1995 revenues. The European region provided 59% of the total international revenues for the period ended September 30, 1995, as compared to 66% for the same period last year. The United Kingdom and Sweden continue to be major contributors of total European revenues with significant year-over-year revenue growth also occurring in Denmark, Norway and France. Continued increased demand for the Company's Advantage! and Bravo 486-based desktop systems and the Bravo and Ascentia notebook systems contributed to the European revenue growth.

  Revenue from the Company's Asia Pacific region, which includes Australia, the People's Republic of China ("PRC"), Hong Kong, Japan, Korea, Malaysia, New Zealand, Singapore, Taiwan and the Middle East, totaled $86.4 million in the three-month period ended September 30, 1995, rising 55% over the comparable prior year total of $55.6 million. The increase in the transition period 1995 growth rate was attributable to sales within the PRC compared to the same period last year. Sales into the PRC accounted for approximately 7% of the Company's total first quarter transition period 1995 revenues, compared with approximately 3% in the prior year quarter. Revenues from the Company's Australia, Japan and Singapore subsidiaries also increased significantly in the first quarter of transition period 1995 over the same comparable prior year period.

  A significant portion of the Company's Asia Pacific revenues are derived from sales to the Hong Kong government and to Hong Kong based dealers who ultimately market the Company's products within the PRC. Although the PRC has historically provided the Company with significant revenues and profitability, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region. Economic factors such as competitive pricing, short-term fluctuations in foreign currency exchange rates and changes in the PRC tax structure could have a corresponding impact on future sales and operating results.

Gross Profit (Loss)

  Gross profit margins decreased to a gross loss of 1.7% in the three-month period ended September 30, 1995 from 7.5% in the three-month period ended October 1, 1994. This decline in margins was a result of continued intense industrywide competitive pressures which have required pricing reductions at a rate faster than the Company was able to reduce costs. These pricing reductions also have resulted in significant price protection adjustments related to product within the Company's various sales channels. The Company's margins were also negatively impacted by costs associated with software upgrades relating to Microsoft's August 1995 Windows95 product introduction and by the delayed shipment of some of the Company's new product offerings. The
Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability could be adversely affected. The personal computer industry continues to experience significant pricing pressures and the Company believes that aggressive pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins which could also result in decreased liquidity and adversely affect the Company's financial position..

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies revenues from sales in those countries convert to fewer U.S. dollars. This effect on revenue has a corresponding impact on gross margins, as the Company's production costs are incurred primarily in U.S. dollars. When comparing the three-month period ended September 30, 1995 to the three-month period ended October 1, 1994, the U.S. dollar declined against nearly all
European currencies.   This year-to-year currency fluctuation resulted in an
approximate two percentage point gross margin increase in transition year-to-date 1995 results compared to the same prior year period.

Operating Expenses

  Total operating expenses increased 2.0% to $84.8 million for the three-month period ended September 30, 1995 from $83.1 million for the three-month period ended October 1, 1994. As a percentage of sales, operating expenses increased to 21.0% from 16.8% in the comparable prior year period.

  Selling and marketing expenses decreased 1.1% to $51.3 million for the three months ended September 30, 1995 from $51.9 million in the prior year period. Lower consumer retail sales contributed to lower expenses for media advertising, product marketing and dealer promotional activities. This decrease was partially offset by higher payroll and phone expenses due to expanded service and support operations. As a percentage of sales, selling and marketing expenses increased to 12.7% for the period ended September 30, 1995 from 10.5% in the prior year period.

  General and administrative expenses increased by 11.8% to $23.9 million for the three-month period ended September 30, 1995 from $21.4 million in the same fiscal 1995 period. General and administrative expenses increased primarily due to higher payroll and employee insurance costs as well as various one-time severance payments made in the first quarter of transition period 1995. As a percentage of sales, general and administrative expenses increased to 5.9% from 4.3% in the comparable prior year period.

  Engineering and development costs declined by 3.4% to $9.6 million for the three-month period ended September 30, 1995 from $9.9 million in the comparable prior fiscal period. Lower payroll related expenses and other professional fees were partially offset by increased engineering supply expenses associated with new product development activities. Products introduced in the first quarter of transition period 1995 included additions to the Bravo MS, Premmia GX and the Ascentia 950N product lines. As a percentage of sales, engineering and development expenses increased to 2.4% from 2.0% in the comparable prior year period.

Other Income and Expense

  For the three-month period ended September 30, 1995, the Company had net interest expense of $3.6 million compared to $2.8 million in the corresponding fiscal 1995 period. Interest expense increased as a result of higher average short-term borrowings, a higher effective interest rate on the note payable to Tandy and increased interest expense associated with the Company's Liquid Yield Option Notes due 2013.

  In the first three months of transition period 1995, the Company recognized net other expenses of $1.3 million compared to $.3 million for the same fiscal 1995 period. These amounts relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company adheres to a hedging strategy which is designed to minimize the effect of remeasuring local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations.

Income Tax Benefit

  The Company was unable to record a tax benefit for the loss incurred during the quarter ended September 30, 1995, yielding an effective tax rate of zero. This effective tax rate compares to an effective income tax benefit of 19.5 % for the same prior year period. The decrease in the tax rate is attributable to the Company's provision of a full valuation reserve against any additional deferred tax assets arising from the Company's current operating loss.

  The realization of previously recorded deferred tax assets is in large part dependent on the Company's ability to generate future taxable income from reversals of existing taxable temporary differences, sales of new and existing products and/or available tax planning strategies. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results". To the extent that estimates of future taxable income are reduced or not realized, the amount of such deferred tax assets and the Company's effective tax rate may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $357.3 million at September 30, 1995 included cash and cash equivalents of $135.3 million compared to working capital of $306.9 million and cash and cash equivalents of $95.8 million at July 1, 1995. The Company had no short-term borrowings at September 30, 1995 compared to $156.0 million at July 1, 1995. During the first three months of transition period 1995, the Company used $30.0 million of cash principally to fund its operating loss for the quarter.

  Net cash used in investing activities decreased during the first quarter of transition period 1995 compared with the same comparable year period, primarily due to a decrease in capital expenditures in transition period 1995. Capital expenditures totaled $4.5 million in the first three months of transition period 1995 compared to $8.6 million in the comparable prior year period. Capital expenditures consisted primarily of additions to plant and engineering equipment.

  The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate approach for its cash management activities and attempts to maximize the use of its consolidated cash resources so as to minimize additional debt requirements while complying with any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company invests its excess cash in investment grade short-term money market instruments.

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung Electronics Co., Ltd. ("Samsung"), providing for a significant minority ownership interest in the Company of approximately 40%. On June 30, 1995, AST stockholders approved the strategic investment and all regulatory approval had been received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of June 1, 1995, and Amendment No. 2 thereto, dated as of July 29, 1995, Samsung purchased 6.44 million newly issued shares of common stock from AST, representing 19.9% of the then currently outstanding shares of common stock, at $19.50 per share and commenced a cash tender offer to purchase 5.82 million shares of common stock from the Company's stockholders, representing 18% of the then currently outstanding shares of common stock, at $22 per share. Concurrent with the acceptance of the shares for purchase under the tender offer, Samsung purchased an additional 5.63 million newly issued shares of common stock from AST at $22 per share so that its aggregate ownership interest in AST, after completion of all of the purchases, is approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  The proceeds received from the Samsung investment were utilized to repay the amounts outstanding under both the $185 million and $50 million revolving credit facilities. The Company expects that it will utilize the remaining proceeds for working capital and capital expenditure requirements. In addition to these proceeds, the Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing.

  While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing to replace the bank credit facilities which the Company canceled in August 1995. If the Company is unable to maintain access to financing sources or is unable to secure new sources, the Company's ongoing operations would be adversely impacted. In addition, continued operating losses by the Company would likely make it more difficult for the Company to access external financing sources, which would also adversely impact the Company's ongoing operations.

  On November 2, 1995, the Company announced that it had entered into a letter of intent agreement with Samsung pursuant to which Samsung would provide certain additional support to the Company as consideration for such number of shares of Common Stock as would increase its ownership to 49.9 percent. The additional support includes a line of credit, or other form of credit support, through November 30, 1996, in the amount of $100 million, secured by an interest in inventory, accounts receivable, and other available assets of the Company as requested by Samsung, and an increase in the Company's supplier line of credit with Samsung to $100 million through November 30, 1996, with an extension of payment terms under such line of credit to 90 days through November 30, 1996, decreasing to 30 days for products shipped after January 30, 1997. In addition, Samsung will provide certain other elements of support to the Company, the amount and value to be agreed to by Samsung and a committee of independent directors. In connection with this agreement, the Company will issue a number of shares of Common Stock to Samsung so as to increase its ownership to 49.9%, and Samsung will appoint two additional directors to the Company's board of directors. In addition, Samsung and the Company agreed to negotiate further support arrangements by Samsung, which if met, would increase Samsung's ownership to 60 percent. The support transactions are subject to definitive documentation and approvals. The letter of intent agreement is non-binding, and in the event that the Company is unable to secure the financial support under the agreement or is unable to secure alternative sources of financing, the Company's operations would be adversely affected.

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

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock or any combination thereof. The Company has made no decision as to whether it will meet future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. The total accreted value of the LYONs at September 30, 1995 is $120.8 million. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Purchase Agreement and ownership by Samsung of approximately 40% of the common stock of the Company does not have any impact on the terms of the LYON securities. In addition, the potential increase in ownership by Samsung to 49.9% pursuant to the letter of intent agreement pursuant to the letter of intent agreement does not have any impact on the terms of the LYONs. The terms of the LYONs would only be impacted if Samsung's ownership exceeds 50%.

  The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. The Company utilizes a limited hedging strategy which includes the use of foreign currency borrowings, netting of foreign currency assets and liabilities as well as forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with its subsidiaries' monetary assets and liabilities held in foreign currencies. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statements of operations. The Company held forward exchange contracts with a face value of approximately $157.4 million at September 30, 1995 and $162.0 million at July 1, 1995, which approximates the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. Some foreign locations, such as the PRC, do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposures. Unrealized losses associated with these forward contracts totaling $1.8 million at September 30, 1995 and $0.6 million at July 1, 1995 are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings totaled $4.1 million at September 30, 1995 and $4.2 million at July 1, 1995.

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

  The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company attempts to closely monitor new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability, as occurred in fiscal 1995 and the first quarter of transition period 1995. In addition, if the Company is unable to successfully anticipate and manage shifts in microprocessor technology, the Company's product life cycles could be negatively impacted and may continue to have a material adverse effect on the Company's net sales, cash flow and profitability.

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facilities (which were canceled in August 1995) and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. As discussed above in Liquidity and Capital Resources, the Company entered into a letter of intent agreement with Samsung pursuant to which the Company will receive a line of credit or other form of credit support of $100 million through November 30, 1996, and an increase in its supplier line of credit support to $100 million with an extension payment terms of 90 days through November 30, 1996, and other elements of support to be agreed upon. The letter of intent agreement is non-binding, and in the event that the Company is unable to secure the financial support under the agreement or is unable to secure alternative sources of financing, there would be a material adverse effect on the Company's business operations.

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

  The Company and Samsung, effective July 31, 1995, entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. In addition, because Samsung has other business involvements typical of large, multi-national companies and is not based in the U.S., it is possible that some suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company.

  The Company participates in a highly competitive and volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, technological advances and product obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions during transition period 1995. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that could continue to adversely impact on the Company's net sales and profitability in the future.

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

  General economic conditions have an impact on the Company's business and financial results. From time to time, the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has in the past experienced seasonally higher sales in the second quarter ending December 31 of the fiscal year due to holiday demand for some of its products in the consumer retail channel.

  The Company's overall operating income varies within each geographic region. Historically, the Company's Americas and Asia Pacific regions made the primary contributions to the Company's profitability. Therefore, should the Company continue to experience significant revenue and/or profitability problems in either region, this could significantly impact the Company's results of operations. Europe had historically shown an operating loss primarily due to a lack of centralized manufacturing, distribution and service operations. During fiscal 1994, the Company realigned and centralized its European distribution and service operations in conjunction with establishing a new manufacturing facility in Limerick, Ireland. As a result, the Company has seen lower operating losses throughout the European region in fiscal 1995 and the first quarter of transition period 1995. However, if the Company is unable to achieve further manufacturing efficiencies or offset future pricing actions with further cost reductions, the ability of the Company's European operations to become profitable could be adversely affected.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of a class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint names the Company and certain of its officers and directors as defendants, asserts claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and seeks unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994, and October 6, 1994, have been consolidated under the case name In re AST Research Securities Litigation. The AST Research Securities Litigation and Kornfeld cases are being treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the AST Research Securities Litigation and Kornfeld cases, and requires the payment of $12.5 million by the defendants to the plaintiffs in November 1995. An Order Preliminarily Approving Settlement dated August 28, 1995 was entered by the Court to begin the process of approving the settlement. The Company expects that a majority of the settlement payment will be covered by insurance.

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest, relating to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and alleges that the Company has engaged in deceptive advertising and unlawful business practices with relation to computer monitor screen measurements. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was also named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Further, the Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
              11. Computation of Net Income (Loss) Per Share.
              27. Financial Data Schedule

   (b) Reports on Form 8-K
                On August 7, 1995, the Company filed a report on Form 8-K under Item 5 thereof regarding the completion of the Samsung strategic investment providing for an ownership interest of up to approximately 40 percent in the Company, as well as other strategic relationships, including component supply and joint procurement agreements, effective July 31, 1995.

                On September 6, 1995, the Company filed a report on Form 8-K under Item 5 thereof regarding the August 29, 1995 preliminary approval by the U.S. District Court for the Central District of California for a settlement agreement in four class-action shareholder lawsuits.

                On September 18, 1995 the Company filed a report on Form 8-K reporting under Item 5 thereof regarding the resignations of Jim Schraith, as president, chief operating officer and a board member; Jim Wittry, senior vice president, Americas and Scott Smith, vice president and general manager, desktop products, effective September 11, 1995 and the appointment of Gerald T. Devlin as senior vice president, Americas. The Company also announced anticipated lower first quarter fiscal 1996 performance and a net loss significantly higher than the $40 million loss recorded during the prior year period.

                On September 21, 1995, the Company filed a report on Form 8-K under Item 5 thereof regarding the resignation of Kirby Coryell, senior vice president and officer, worldwide manufacturing operations and the promotion of Gary Weaver formerly vice president, operations, Americas replacing Mr. Coryell, effective September 20, 1995.

                On September 25, 1995, the Company filed a report on Form 8-K reporting under Item 5 thereof regarding resignations of board members Delbert W. Yocam and Noh Byung Park, effective September 21, 1995.


AST, Advantage!, and GRiD are registered trademarks of AST Research, Inc. Ascentia, Bravo, Premmia and Manhattan are trademarks of AST Research, Inc. Pentium is a registered trademark of Intel Corporation. Windows is a registered trademark of Microsoft Corporation. Tandy is a registered trademark of Tandy Corporation. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AST Research, Inc.
                                             (Registrant)


Date: November 13, 1995                  Bruce C. Edwards
                                         Executive Vice President
                                           and Chief Financial Officer