Form 10-K
period 1995-12-30
AST RESEARCH INC /DE/
filed 1996-03-28
CIK 725182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________
                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM JULY 2, 1995 TO DECEMBER 30, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $159,890,926 (computed using the closing price of $6.50 per share of Common Stock on March 1, 1996 as reported by NASDAQ, based on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 44,685,900 shares of the registrant's Common Stock, par value $.01 per share, outstanding on March 1, 1996.

                           __________________________

  This Transition Report on Form 10-K includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors That May Affect Future Results." under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I
ITEM 1.BUSINESS

GENERAL

  AST Research, Inc. ("AST" or "Company") was incorporated in California on
July 25, 1980 and reincorporated as a Delaware corporation effective July 1, 1987. The Company designs, manufactures, markets, services and supports a broad line of personal computers including desktop, notebook and server computer systems marketed under the Advantage!(R), BravoTM, PremmiaTM, AscentiaTM, and ManhattanTM brand names. The Company's products feature advanced design characteristics while remaining compatible with established industry standards. The Company currently markets its products through an extensive worldwide distribution network of retail computer dealers, consumer retailers, international and regional distributors, value added dealers ("VADs") and value added resellers ("VARs"). See further discussions under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" therein.

SIGNIFICANT BUSINESS DEVELOPMENTS IN TRANSITION PERIOD 1995

  Pursuant to a Stock Purchase Agreement ("Purchase Agreement") between the Company and Samsung Electronics Co. Ltd. ("Samsung"), dated February 27, 1995, as amended, Samsung purchased 6.44 million newly issued shares of common stock from the Company, representing 19.9% of the then outstanding shares of common stock, at $19.50 per share and commenced a cash tender offer to purchase 5.82 million shares of common stock from the Company's shareholders, representing 18% of the then outstanding shares of common stock, at $22 per share. Concurrently with the acceptance of the shares for purchase under the tender offer, Samsung also purchased 5.63 million additional newly issued shares of common stock from the Company at $22 per share so that its aggregate ownership interest in the Company, after completion of all of the purchases, was approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  On October 26, 1995, the Company changed its fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31. The change was made in order to align the Company's year-end with that of its largest shareholder, Samsung. The change in fiscal year-end was effective for the six months ended December 30, 1995 ("transition period" or "transition period 1995").

  On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, principally including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the Company issued a five-year option to Samsung to purchase
4.4 million shares of the Company's common stock at an exercise price of $.01 per share, and allowed Samsung to add a sixth member to the Company's eleven member Board of Directors. The issuance of the option, which could be exercised as early as July 1996, would increase Samsung's ownership in the Company to approximately 45%.

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1996. On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. See further discussion included in "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In the second quarter of transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design and to realign its Asia Pacific manufacturing operations. In connection with this plan, the Company recorded a restructuring charge of $13.0 million.

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the manufacture and sale of personal computers, including desktop, notebook, and server computer systems. The Company currently markets its products through retail computer dealers, consumer retailers, international and regional distributors, VADs and VARs. A summary of the Company's operations by geographic area including net sales, operating income (loss) and identifiable assets is incorporated herein by reference from Note 13 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY AND MARKET

  The Company has recently revised its business strategy to focus on being first to bring leading-edge personal computer technology to market within the indirect sales channel, thereby positioning the Company's products to gain a competitive advantage. By concentrating its efforts on bringing new products to market first, the Company will also utilize its technological expertise, worldwide manufacturing capabilities, brand name recognition and distribution channels to offer its customers a variety of personal computers to meet diverse user needs. In support of this goal, the Company is also focusing its efforts on creating and maintaining short and flexible supply lines to become the most reliable supplier to the indirect sales channel. The Company believes that the success of this strategy depends upon the ability to identify products and product features required by customers and to design and bring to market ahead of its competitors high quality, innovative products compatible with industry standards at competitive prices. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  As new technology and faster, more powerful microprocessors have become available, the Company is concentrating its efforts on working closely with various industry leading component suppliers, including Samsung, to enable it to achieve its goal of being first to deliver new products to the indirect channel. These efforts include working together on technology issues as well as working to shorten the supply lines and making supply arrangements more flexible. In addition to its goal of becoming the most reliable supplier to the indirect sales channel, the Company is also attempting to leverage its worldwide distribution activities such that it can become the supplier of choice for the world's multinational corporations, delivering consistently high quality products worldwide. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's business strategy is focused on serving the indirect sales channel worldwide, since the Company believes that the indirect sales channel is the method by which the most users choose to purchase personal computers. The Company also believes that the indirect sales channel offers the highest level of service and support to the purchaser and will continue to play the key role in expanding the use of computers throughout the world. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's business strategy focuses on the continued introduction of new products that are aggressively priced to highlight the price and performance advantages of the Company's products. The personal computer industry is characterized by intense price competition and the Company believes that the price and performance features of its products are key factors in the purchase decisions of its customers. The Company intends for its products to maintain their price/performance advantage and therefore generally adjusts its prices as needed to maintain its advantage.

  In pursuing its business strategy, the Company has maintained its multi-channel and multi-brand distribution approach to target a variety of price points and user requirements, including the Advantage! computer product lines, which are designed for the consumer retail market; the value oriented Bravo and high performance Premmia business desktop lines; the Manhattan server line; and the Ascentia line of notebook computers. Within these multiple brands, the Company offers a variety of products, including 486-based desktop systems, high-end Pentium(R) and Pentium(R) Pro processor-based desktop systems and servers, and color notebooks. The Company's personal computers incorporate either Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), or Peripheral Component Interconnect ("PCI") Bus Architecture and are compatible with major industry standard operating systems including MS-DOS(R), UNIX/XENIX, SCO UNIX, Novell NetWare(R), OS/2(R) and Windows NTTM. The Company continues to pursue a strategy whereby its products retain their compatibility with new major industry standards as they are developed.

  The Company believes that its strategy of establishing a worldwide presence in countries with established markets and those with developing markets for computer products and of providing products that meet local needs, such as customized systems and local language documentation, has provided significant opportunity for revenue growth in these international markets. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In transition period 1995, international revenues increased 26% over the comparable prior year period and contributed 55% of total revenues. International revenues contributed 44%, 35% and 39% of total revenues in the fiscal years ended July 1, 1995 ("fiscal year 1995"), July 2, 1994 ("fiscal year 1994") and July 3, 1993 ("fiscal year 1993"), respectively.

PRODUCTS

  The Company's business strategy is to be first to market with leading-edge technologies, which allows the Company's computer reseller and dealer customers to provide attractive, profitable alternatives to the Company's indirect channel competitors, as well as direct market competitors including mail order companies. The Company's products range from mobile systems to file servers under the Advantage!, Bravo, Premmia, Ascentia and Manhattan brand names. Products within these families are designed to meet multiple performance levels and price points. During fiscal year 1996, the Company intends to continue to enhance its desktop computer product lines with faster processing power and enhanced features to satisfy the complex needs of the home, small-business and corporate user. The Company also plans to expand its mobile computing solutions with high-performance, leading-edge notebook solutions and value-based consumer oriented models. In addition, the Company intends to continue to introduce new server products, technologies and computing solutions for the network environment. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Advantage!

  Designed for the consumer retail market, the Company's Advantage! PCs include the industry's leading educational and entertainment multimedia software titles with the latest in hardware technologies, including Intel Pentium(R) processors up to 166 MHz. Systems are configured for ease of use, complete with CD stereo, full-motion video, telephone answering and voice mail systems, high-speed fax/data modems and a selection of pre-installed software titles, which include on-line services. These enhanced information and communications systems also feature AST Works II, one of the industry's most comprehensive and easy-to-use software interfaces that combines on-screen video help, numerous productivity tools, and telephony capabilities.

Bravo

  The Bravo desktop line is the Company's value-based price/performance leader providing entry-level to high-performance systems which are designed to handle today's business applications including word processing, electronic mail, database management, spreadsheet calculations, Computer Aided Design ("CAD"), graphics, and financial/statistical analysis. The mid-size Bravo MS series offers users both minitower and low-profile configurations which the Company believes are competitively priced with traditional desktop systems. The Bravo MS-T 6150 was the first desktop system based on Intel's Pentium(R) Pro processor to ship to the indirect channel. The Bravo LC line of business desktops features powerful Pentium(R) processors, local-bus accelerated graphics, and greater cache memory expandability.

Premmia

  The Premmia family of personal computer systems, which are competitively priced against traditional workstations, provides customers with versatile, solution-oriented platforms to run complex applications, such as Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM"), graphics and engineering
programs.   Supporting dual processing, 64-bit accelerated graphics, on-board accelerated 3D hardware, integrated Fast-SCSI-2 and integrated Ethernet, these systems are designated for advanced 32-bit operating system environments such as Windows NTTM and SCO UNIX.

Ascentia

  The Company's line of Ascentia notebook computers provides traveling professionals with a wide variety of total mobile computing solutions that include the latest technologies such as full-size keyboards, large screens and long-lasting lithium ion batteries. The Ascentia 950N combines Intel's powerful 75 MHz, 90 MHz and 120 MHz Pentium(R) processors with high resolution displays, full 16-bit audio support, and up to 1.2 GB hard drives.

  In February 1996, the Company announced its new line of notebook products, the Ascentia P Series and Ascentia J Series notebooks. These new notebook systems incorporate leading-edge technologies, including Intel's 100-MHz and 133-MHz Pentium(R) processors and 82430MX chipset, PCI bus, high-resolution SVGA displays, 256KB of level 2 cache and CD-ROM drives on selected models, and are expected to be released in spring 1996. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Manhattan Servers

  The Company's Manhattan server products support a range of local area network and enterprise applications. The Company surrounds its hardware offerings with easy-to-use software management tools, specialized service programs and peripherals that are tested and optimized for the Company's systems. The Company's Manhattan P and Manhattan V mid-range multiprocessor servers meet the needs of the fast-growing client/server market with features such as Pentium(R) dual processing capability, PCI and EISA bus, FastSCSI disk controllers, RAID support options and fault tolerant features.

Other Markets

  The Company's monitor line includes the ASTVisionTM 4I, 5L, 5M, 5V, 7L and
20H models. These monitors consist of low-radiation, multi-sync color and are designed to VESA DPMS (Display Power Management Signaling) standards. ASTVision offers personal computer users who operate with graphic-intensive Windows(R) software applications a choice of high quality displays available in various popular sizes.

PRODUCT DEVELOPMENT

  Due to the rapid pace of advances in personal computer technology, the Company's success depends on, among other things, the timely introduction of new products that are accepted in the marketplace. Accordingly, the Company is actively engaged in the design and development of new products and the enhancement of existing products. During transition period 1995, the Company's engineering and development expenses were $19,608,000. During fiscal year 1995, fiscal year 1994 and fiscal year 1993, the Company's engineering and development expenses were $36,383,000, $38,858,000 and $31,969,000, respectively.

  The Company's long standing relationships with major hardware and software developers such as Intel Corporation, Microsoft Corporation and Novell Inc. assist the Company in quickly bringing new technologies to the marketplace. The Company has recently placed an increased focus on working with these developers to test the compatibility of new hardware and software and to design software support programs enabling the Company to introduce products incorporating the latest hardware technology that are capable of operating the most current software available in the marketplace.

  The Company maintains its firm commitment to the establishment of industry standards and actively participates in their development. The Company was one of the nine original high technology companies which participated in the development of EISA and also played a key role as a steering committee member in the development of the Desktop Management Interface (DMI) specification. The Company has also incorporated some of industry's latest technologies, including the Pentium(R) and Pentium(R) Pro processors and PCI bus, across all product lines.

  The Company believes that its technical expertise is a key factor in its development of new and innovative products. The Company's engineering staff uses the latest tools to assist in the development of new products and enable faster adaptation of the latest technologies within the manufacturing process. In addition, the Company has begun to utilize third-party printed circuit boards in the majority of its product lines in order to support its quick-to-market business strategy.

MANUFACTURING

  The Company's manufacturing operations include procurement and inspection of components, assembly and testing of printed circuit boards ("PCB"), and assembly, testing and packaging of finished products. The Company's manufacturing and warehouse facilities include over 1.30 million square feet of capacity and are located in Fort Worth, Texas, the People's Republic of China ("PRC"), Taiwan and Limerick, Ireland.

  During transition period 1995, the Company continued to alter its demand fulfillment strategies in an effort to realize additional manufacturing efficiencies. The Company completed the closure of its Fountain Valley, California facility in fiscal year 1995 and consolidated its manufacturing for mobile computers, a high-growth segment of the personal computer market, in the Company's Taiwan facility as part of a restructuring plan. Desktop and server products are manufactured in facilities located in Texas, Ireland, and the PRC to better serve the Americas, Europe and Asia Pacific regions' desktop and server product demand with lower costs and expedited time-to-market. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In support of its worldwide systems manufacturing, the Company completed the closure of its Texas PCB assembly facility in fiscal year 1995 and consolidated the manufacture of PCB assemblies in Hong Kong and the PRC. In transition period 1995, the Company implemented a new restructuring plan designed to significantly increase its utilization of third-party board manufacturing and design and to realign its Asia Pacific manufacturing operations. In connection with this plan, the Company will close its Hong Kong PCB assembly operation and transfer its function to the PRC. The Company will continue to perform limited PCB assembly in the PRC and expects the realignment to be completed in the second quarter of fiscal year 1996. Despite these recent changes, the Company will continue to assess its worldwide manufacturing facilities and their capacity in an effort to continue to increase efficiencies, reduce costs and improve product deliveries. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company currently procures all of its components from outside suppliers including Samsung and its related companies. The Company's factory sites are in close proximity to many key international vendors. Source inspections are conducted at the plants of selected strategic suppliers, while some other parts are sampled for inspection upon receipt at the Company's manufacturing facilities.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel video display screens, Dynamic Random Access Memory chips ("DRAMs"), Static Random Access Memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, lithium ion batteries, modems, Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. Component suppliers and single source suppliers vary over time. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected. The Company attempts to mitigate these potential risks by working closely with major suppliers on product plans and coordinated product introductions. Although no assurances can be given, the strategic relationship formed with Samsung could further reduce the risk associated with the procurement of some of these components.

  The Company has manufacturing capacity within the PRC which has a history of political instability. The Company attempts to reduce this potential risk through a centralized management organization coordinated within its Hong Kong operation. The Company also has manufacturing capacity in Taiwan and utilizes various notebook subcontractors in Taiwan. Political tensions between the PRC and Taiwan could adversely affect the Company's operations, particularly its notebook production.

  Quality and reliability are emphasized in the development, design and manufacture of the Company's products. The Company continues to focus on new product introductions through a process of concurrent product and process design efforts, which attempt to simplify and streamline the manufacturing process in the earliest stages of product design. Products undergo quality inspection and testing throughout the manufacturing process. Additional manufacturing verification and testing programs include root cause analysis, as well as customer audit programs that consist of extended diagnostic, software and early life reliability testing of products randomly taken from finished goods. The Company's goal is to continuously enhance its manufacturing procedures to include comprehensive quality management processes.

  In transition period 1995, the Company achieved and/or maintained certification and registration under ISO 9000, section 9002, for the quality systems used in manufacturing operations at its subsidiary in Taiwan, its service center in the United Kingdom and its manufacturing facility in Limerick, Ireland. In addition, the Company's Hong Kong manufacturing operations, which are being closed as part of a restructuring plan, have been certified and registered under ISO 9000, section 9001. The Company is currently pursuing ISO certification at its remaining non-certified locations in the PRC and at its Fort Worth, Texas facility.

MARKETING AND SALES

  The Company employs a worldwide multi-channel indirect distribution strategy which allows it to reach a variety of customers in most major market segments. Each channel provides the Company with access to specific market and customer segments. The Company's strategy is to differentiate itself from others by being the first to bring leading-edge products to market through its established network of authorized dealers and resellers. The Company believes that its success in building its network of dealers and resellers is largely due to the Company's product line breadth, the quality and reliability of its products, its dedication to the channel, the responsiveness of its employees, and the high level of service and support provided by the Company. Building on the Company's past success within these channels, the Company continues to focus on broadening its distribution channels to further its growth objectives. If the Company is unable to deliver leading edge products to its channel on a timely basis, its net sales and profitability will be adversely affected.

  The Company's worldwide sales organization is organized into three major geographical groups: the Americas, which includes the United States and Canada; Europe; and Asia Pacific, which includes Asia, the Pacific Rim and the Middle East.

Americas Distribution

  The Company's Americas indirect distribution channels include authorized independent resellers and dealers, national reseller organizations, national and regional distributors and aggregators, systems integrators and consumer retailers. The Company sells directly and indirectly to large VADs and VARs that typically purchase personal computers and add enhancement hardware, software and service to provide the total system solution, which are then sold in a variety of vertical and horizontal markets. The Company's national reseller organization accounts include customers such as CompuCom Systems, MicroAge, ENTEX Information Services, Inc. and Intelligent Electronics, Inc.
The Company also sells its products to smaller dealers and resellers through major national distributors including Ingram Micro, Merisel and Tech Data Corporation.

  The Company's Advantage! line is designed for small office and home use and is marketed primarily by consumer retail chains including Computer City Supercenters; Price/Costco Wholesale Club Stores; Sam's Wholesale Club and Wal-Mart Stores.

  Transition period 1995 Americas revenues declined 34% to $453 million from $688 million for the comparable prior year period. This overall decline occurred primarily in the Company's consumer retail channel and was the result of the Company's decision to temporarily de-emphasize this channel. Sales through the Company's VAD/VAR and consumer retail channels represented 73% and 27%, respectively, of total Americas revenues in transition period 1995.

International Distribution

  The Company operates internationally through subsidiaries and sales offices in 48 locations worldwide. In countries where the Company does not have subsidiary operations, products are sold to retail dealers and distributors. The Company plans to continue to expand its international business within the Europe and the Asia Pacific regions during fiscal year 1996. The Company may also pursue limited expansion plans within certain developing countries as opportunities arise.

  Success and profitability of international operations could be adversely affected by conditions that may not impact the Americas region, including local economic conditions, political instability, tax laws and changes in the value of the U.S. dollar. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" therein.

  In transition period 1995, international revenues rose 26% over the comparable prior year period, from $448 million to $563 million. This increase in international revenues was attributable to the Company's broad product selection and its ability to deliver product from regionalized facilities located in Ireland, Hong Kong, Taiwan and the PRC. Europe region revenues in transition period 1995 were up 26% to $383 million from $304 million in the comparable prior year period and represented 38% and 27% of total revenues for each of the two periods, respectively. Sales in the Company's Asia Pacific region grew 25% to $180 million and accounted for 18% of total transition period 1995 worldwide revenue compared to $144 million and 13% of total revenue in the comparable prior year period.

Service and  Support

  The Company believes that customer support, service and training are crucial to maintaining strong relationships with its customers and that the high level of its service and support helps differentiate it from other manufacturers in the personal computer industry. The Company provides a comprehensive collection of services for its products through its "Customer Care" program. AST Customer Care offers technical support to resellers, dealers and end-users through access to toll-free telephone lines; AST-Lifeline, an interactive technical support system that incorporates Radish Communications Systems VoiceView(R) TALK SHOPTM integrated voice and data protocol with custom AST technical support software; AST On-Line!, a 24-hour electronic bulletin board system; AST Info-Fax, which allows access to a broad selection of technical support documentation via facsimile 24-hours a day; AST Pronto! Pro, a CD-ROM based reference utility program; and a technical support alliance with leading network and operating system suppliers for one-stop support in multi-vendor networked environments.
In addition, the AST On-Line! service has been expanded to be available through the CompuServe(R) 24 hour on-line information service, Prodigy(R) interactive network, America OnLine(R) service, and the bulletin board system which includes Remote Imaging Protocol (RIPscrip). The Company's support services are further augmented by the new AST InfoLINE, an interactive voice response system which includes automated problem diagnostics as well as automated fax-response diagnostics. Finally, corporate customers seeking additional software support for their systems can contact Stream International, a fee-based third-party software support organization.

  Parts and labor warranties on the Company's computers range from one to three years in length, depending on product type. Service is provided by AST authorized dealers, third-party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available in more than 1,500 AST authorized service centers. Included among these service centers are more than 800 Authorized Service Centers (ASC), over 100 Advanced System Support Centers (ASSC) and at least 400 third-party maintenance locations. In addition, international customers can be serviced on a carry-in basis by any of the authorized AST Service Providers located in more than 30 countries around the world. AST Customer Care also provides comprehensive protection for notebook users through the ExeCare PlusSM service program. Expedited repair of any AST notebook product anywhere in the continental United States is available under the ExeCare PlusSM service program. The Company offers the AST Premium Plus Support program to end-users who have a large installed base of AST computers and internal information centers providing service and support within the organization. The Premium Plus support program features priority toll-free technical support and a video-based core service training program.

  Many of the Customer Care services provided in the U.S. are open to and used by the Company's customers from around the world. In addition, the Company's international subsidiaries have developed service and support programs adapted to the specific needs of local markets. With a significant installed base of system products and growth in sales throughout the Europe region, the Company has supplemented these local initiatives by establishing a centralized service and support capability within its European Operations Center in Limerick, Ireland. The European Call Center provides multi-lingual help line services and technical support to resellers, service providers and end-users throughout the region. The Company's network of over 500 ASCs and Independent Service Providers in Europe provides warranty repair and enhanced systems support services for end-users. Spare parts and repairs for the Company's Service Channel are provided by the European Logistics Center in Limerick, which utilizes express courier and freight handling companies to ensure prompt delivery of replacement parts throughout the region.

  Within the Asia Pacific region, service is provided by AST authorized dealers, third-party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available throughout the Asia Pacific region in more than 150 ASCs and AST authorized dealers, over 30 of which are inside the PRC. Express courier and freight handling companies are also utilized in the Asia Pacific region to ensure prompt delivery of replacement parts throughout the region. In addition, Asia Pacific customers can be serviced on a carry-in basis by any of the authorized AST Service Providers located in more than 30 countries around the world. AST Customer Care in the Asia Pacific region also provides comprehensive protection for notebook users through the ExeCare service program.

  European Resellers and Authorized Service Providers are required to participate in Training and Certification programs delivered through local subsidiaries and can also take advantage of the high level product and customer support resources of Systems and Field Engineers based in the subsidiaries. The Company maintains AST On-Line! bulletin boards in many countries in both the Europe region and the Asia Pacific region ensuring ease of access to software drivers and technical bulletins as well as providing a forum for distributing more localized information.

Advertising

  The Company advertises its product domestically and internationally in selected computer trade, business and consumer publications and via selected broadcast and display mediums throughout the world. Through the Company's cooperative advertising programs, the Company encourages its channel partners to advertise and promote the Company's products by funding a portion of joint advertising and promotion efforts. The Company also participates in major computer and business trade shows and field seminars around the world.

  Beginning in fiscal year 1996, the Company is embarking on aggressive new marketing initiatives to increase demand for the Company's products including a new U.S. television advertising campaign that will be airing on selected domestic cable networks, and an outdoor advertising campaign in major U.S. cities and airports. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

  During transition period 1995, no single customer accounted for more than 10% of the Company's net sales.

BACKLOG

  The Company orders raw materials and components to manufacture products according to its forecast of near-term demand and maintains inventories of finished products in advance of receipt of orders from its customers. Orders from retail accounts are usually placed by the customer on an as-needed basis and are usually shipped by the Company shortly after receipt. Unfilled orders can be, and often are, canceled or rescheduled to an earlier or later date with little or no penalty. For these reasons, the Company's backlog at any particular time is generally not indicative of the future level of sales. In addition, cancellations and rescheduling can adversely impact the Company's revenue and profitability.

PATENTS AND LICENSES

  The Company relies on a combination of contract, patent, copyright, trademark and trade secret laws to protect its proprietary interests in its products. The Company owns trademark registrations in the United States and other countries for many of its trademarks. The Company owns numerous patents and patent applications throughout the world relating to various aspects of its products.

  The Company has license agreements for various products, including operating system software for its personal computer systems with Microsoft Corporation and IBM Corporation, for which the Company makes payments. In addition, the Company has a patent cross-licensing agreement with IBM Corporation, that extends over the life of the covered patents, which is prepaid and is being amortized over the life of the patents. The Company has a patent cross-licensing agreement with Texas Instruments Inc., that expires December 31, 2000, for which the Company makes periodic royalty payments. The Company also has various license agreements for application software which it distributes with its products, many of which require the Company to make payments to the licensor. Pursuant to the Strategic Alliance Agreement with Samsung, the Company entered into a patent cross-license agreement with Samsung that expires on July 31, 2005, for which no payments are required.

COMPETITION

  Intense competition in the personal computer industry continued during transition period 1995 and was characterized by frequent product introductions and an aggressive pricing environment. The Company's primary competitors are other computer companies that offer a full range of personal computing solutions, including IBM, Compaq Computer Corporation, Hewlett-Packard Company, Digital Equipment Corporation, Dell Computer Corporation, Gateway 2000, Inc. and Packard Bell.

  The Company believes that one of its competitive advantages has been and continues to be the Company's commitment to its indirect channel partners. This indirect channel focus, in addition to product branding, product line breadth and service and support, has enabled the Company's products to remain competitive within the highly competitive personal computer marketplace. The Company's new focus on being the first to bring leading-edge products to the indirect channel should further strengthen its competitive position and improve its relationship with the indirect sales channel. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The personal computer market continues to be intensely competitive. As a result, significant price reductions were required across all product lines during transition period 1995, contributing to a decline in gross profit margins. Characteristic of the past few years, the Company expects these pricing pressures to continue. The ongoing introduction of new technologies across all of the Company's product lines is intended to enable the Company to keep pace with rapid market changes and to minimize the effect of continued competitive pricing. However, there can be no assurance that the Company will have the financial resources, marketing and distribution capability, or the technological knowledge to compete successfully. In addition, the Company's results of operations could be adversely impacted if it is unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft and Intel, and manage the competitive risks associated with these relationships.

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

European Regulations

  Effective December 31, 1995, all products entering the European Union ("EU") or European Economic Area ("EEA") are required to bear the CE marking. This marking signifies compliance with the harmonized Euro-Norm ("EN") standards that are required for trade within the EU/EEA as adopted by CENELEC, the European Committee for Electrotechnical Standardization. On December 31, 1995, the Electro-Magnetic Capability ("EMC") directive for Information Technology Equipment ("ITE") became a mandatory standard and all other conflicting national standards were withdrawn. The Company tests all products sold into the European community to verify compliance. The regulations also require the maintenance of a technical construction file, which generally consists of a collection of information describing the products and how they conform to the European requirements. The Company maintains this file in its Ireland manufacturing facility. All required testing for the CE mark program is performed in-house using a recently enhanced test chamber and testing site.

Effects of Environmental Laws

  Compliance with laws enacted for the protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings or competitive position. The Company has successfully been involved in such programs as the Environmental Protection Agency's Energy Star program. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations, there can be no assurance that such laws will not have a material adverse effect on the Company. To its knowledge, the Company was not named as a defendant in any environmental lawsuits during transition period 1995.

EMPLOYEES

  As of December 30, 1995, the Company had 6,006 employees, 3,136 of whom were employed in manufacturing, 293 in engineering and 2,577 in the areas of general management, sales, marketing and administration. Of the total, 2,372 were employed in the Company's Americas region, 2,277 were employed in the Asia Pacific region and 1,357 were employed in the Europe region. The Company believes that it has been successful to date in attracting and retaining qualified personnel, but believes its future success will depend in part on its continued ability to attract and retain highly qualified engineers, technicians and marketing and management personnel. To assist in attracting qualified employees at all levels, the Company has adopted stock option, performance based incentive compensation, profit sharing and other benefit plans. There can be no assurance that this strategy will not require significant new grants or be effective in any case, particularly in the event of a prolonged decline in the price of the Company's common stock. The Company considers its employee relations to be good. No employee of the Company is represented by a union.

BUSINESS SEASONALITY

  Although the Company does not consider its business to be highly seasonal, it has historically experienced seasonally higher sales in the consumer retail channel in the quarter ended in December, compared to other quarters, due to strong holiday demand for some of its products.

ITEM 2.PROPERTIES

  The Company owns and occupies its worldwide headquarters facility in Irvine, California. The 232,000 square foot facility accommodates the Company's executive, finance and administrative functions, the Americas region sales organization, and the product divisions. The Company owns and occupies a 212,000 square foot manufacturing facility in Fort Worth, Texas, with an adjacent 202 acres of undeveloped land. The Company leases an additional 291,000 square feet of manufacturing, engineering, and customer support and warehouse space in the Fort Worth area. The Company also leases approximately 72,000 square feet for regional sales offices and 138,000 square feet for warehouse and distribution space for its Americas sales operations. The Company is currently obligated under a ten-year lease agreement for a 246,000 square foot facility in Fountain Valley, California, which expires in 1999. This facility was closed in February 1995 as part of a restructuring plan; 101,000 square feet of the facility are being subleased with the remainder being marketed for sublease.

  The Company owns a 340,000 square foot manufacturing facility in Limerick, Ireland, which supplies nearly all the desktop requirements for the Europe region. In addition, the Company also leases approximately 281,000 square feet of sales, marketing, administration and warehouse facilities in various other countries throughout Europe.

  The Company leases an aggregate of 390,000 square feet of manufacturing space in the PRC to service the domestic PRC and other Asia Pacific region markets. The Company's Taiwanese manufacturing operations include 72,000 square feet of leased property, which includes manufacturing, warehouse and office space. In addition, the Company leases approximately 114,000 square feet for sales, marketing and administration offices and warehouse facilities in the Asia Pacific region. The Company entered into a two-year agreement for the sale and leaseback of its 68,000 square foot manufacturing facility in Hong Kong that expires in June 1996, and the Company leases an additional 67,000 and 31,000 square feet for warehouse and manufacturing activities and office space, respectively, in Hong Kong. In transition period 1995, the Company implemented a new restructuring plan designed to increase its utilization of third-party board manufacturing and design and to realign its Asia Pacific manufacturing operations. In connection with this restructuring, the Company will close its Hong Kong PCB assembly operation. The 68,000 square foot facility in Hong Kong will be closed, along with an additional 73,000 square feet of manufacturing, warehouse and office space. The Company also leases 32,000 square feet for warehouse and office space in the Middle East with an additional 182,000 square feet available for possible expansion.

ITEM 3.LEGAL PROCEEDINGS

  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint named the Company and certain of its officers and directors as defendants, asserted claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and sought unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 were consolidated under the case name In re AST Research Securities Litigation. The In re AST Research Securities Litigation and Kornfeld cases were treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the In re AST Research Securities Litigation and Kornfeld cases, and was preliminarily approved by the court. It required the payment of $12.5 million by the defendants to the plaintiffs. Such amounts were paid in November 1995. Of the settlement amount of $12.5 million, approximately $10.4 million was funded by three insurance carriers. Final approval of the settlement was ordered by the court, but further proceedings are occurring to determine the portion of the settlement amount that will be distributed to class members.

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest, relating to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleges that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al, filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al, v. Apple Computer Inc., et al, filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 30, 1995.

                                     PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AST's common stock is traded on the over-the-counter market (NASDAQ National Market System) under the symbol ASTA. Set forth below are the high and low closing sales prices for the Company's common stock for the periods indicated. On October 26, 1995, the Company changed its fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31. The change was made in order to align the Company's year-end with that of its largest shareholder, Samsung. The change in fiscal year-end was effective for the six months ended December 30, 1995.

--------------------------------------------------------------------------------

                                                HIGH            LOW

        Six months ended December 30, 1995:
        1st Quarter                            $16 - 3/8       $10
        2nd Quarter                             10 - 1/16        7 - 7/8

        Fiscal year ended July 1, 1995:
        1st Quarter                            $19 - 1/4       $12
        2nd Quarter                             16 - 1/4        10 - 3/8
        3rd Quarter                             17              13 - 1/8
        4th Quarter                             19 - 1/8        13 - 1/2

        Fiscal year ended July 2, 1994:
        1st Quarter                            $18 - 1/2       $13 - 3/4
        2nd Quarter                             25 - 1/2        16 - 3/4
        3rd Quarter                             33              20 - 1/4
        4th Quarter                             22 - 1/2        12 - 1/2

--------------------------------------------------------------------------------


  There were approximately 995 security holders of record as of March 1, 1996. The Company has not paid dividends to date and intends to retain earnings for use in the business for the foreseeable future.

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

---------------------------------------------------------------------------------------------------------------------------------
                              As of or for the                           As of or for the Fiscal Year Ended
                              Six Months Ended     ------------------------------------------------------------------------------
(In thousands, except           December 30,           July 1,          July 2,          July 3,         June 27,       June 28,
  per share amounts)               1995                 1995             1994             1993             1992           1991
---------------------------------------------------------------------------------------------------------------------------------
Net sales                         $ 1,016,283       $ 2,467,783      $ 2,367,274      $ 1,412,150      $ 944,079      $ 688,477

Gross profit (loss)                   (16,875)          245,675          347,733          285,698        293,260        248,347

Operating income (loss)              (215,196) (3)     (105,690)          53,989 (2)      (64,578) (1)    97,526         94,083

Net income (loss)                    (225,006)          (99,309)          31,309          (53,738) (4)    68,504         64,724

Net income (loss) per share (5)   $     (5.27)      $     (3.07)      $     0.96      $     (1.72)      $    2.16      $    2.13

Shares used in computing net
  income (loss) per share   (5)        42,721            32,371           32,548           31,289         31,758         30,413

---------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments   $   125,387       $    95,825      $   153,118      $   121,600      $ 140,705      $ 153,305

Working capital                       223,546           306,872          444,974          301,046 (4)    332,793        282,678

Total assets                        1,056,042         1,021,501        1,005,620          886,159 (4)    580,613        485,431

Long-term debt                        125,540           219,224          215,294           92,258 (4)      2,431         30,110

Total shareholders' equity        $   310,882       $   263,238       $  361,762      $   318,806      $ 363,267      $ 282,162

Shares outstanding at end of
period                                 44,679            32,413           32,334           31,579         30,787         30,228

---------------------------------------------------------------------------------------------------------------------------------

(1) Includes a $125 million pretax restructuring charge. See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes a $12.5 million pretax credit from the reversal of excess restructuring charge amounts not utilized. See Note 3 of Notes to Consolidated Financial Statements.

(3) Includes a $13 million pretax restructuring charge. See Note 3 of Notes to Consolidated Financial Statements.

(4) Effective June 30, 1993, the Company purchased certain net assets of Tandy Corporation's personal computer business. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until fiscal year 1994. See Note 3 of Notes to Consolidated Financial Statements.

(5) Fully diluted earnings (loss) per share and shares used in computing fully diluted earnings (loss) per share were not materially different from primary earnings (loss) per share and shares used in computing primary earnings (loss) per share, except in fiscal year 1994 when such amounts were $0.95 and 34,866 shares, respectively.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands, except per share amounts)

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

------------------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
                                    SIX MONTHS                  SIX MONTHS
                                       ENDED                       ENDED
                                    DECEMBER 30,                DECEMBER 31,
RESULTS OF OPERATIONS                   1995        CHANGE          1994
------------------------------------------------------------------------------------------------------------
Net sales                           $ 1,016,283      (11%)      $ 1,135,605
Gross profit (loss)                 $   (16,875)    (116%)      $   103,617
   Percentage of net sales                 (1.7%)                       9.1%
Operating expenses (excluding
   restructuring charges)           $   185,354        8%       $   171,899
   Percentage of net sales                 18.2%                       15.1%
Restructuring charges               $    12,967      100%       $         -
   Percentage of net sales                  1.3%                          -%
Net loss                            $  (225,006)     268%       $   (61,130)
Net loss per share, fully diluted   $     (5.27)     179%       $     (1.89)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

                                                              FISCAL YEAR ENDED
                                    ------------------------------------------------------------------------
                                       JULY 1,                     JULY 2,                   JULY 3,
RESULTS OF OPERATIONS                   1995        CHANGE          1994        CHANGE          1993
------------------------------------------------------------------------------------------------------------
Net sales                           $ 2,467,783        4%       $ 2,367,274       68%       $ 1,412,150
Gross profit                        $   245,675      (29%)      $   347,733       22%       $   285,698
  Percentage of net sales                  10.0%                       14.7%                       20.2%
Operating expenses (excluding
 restructuring charges (credits))   $   351,365       15%       $   306,244       36%       $   225,276
  Percentage of net sales                  14.2%                       12.9%                       16.0%
Restructuring charges (credits)     $         -     (100%)      $   (12,500)    (110%)      $   125,000
  Percentage of net sales                     -                        (0.5%)                       8.9%
Net income (loss)                   $   (99,309)    (417%)      $    31,309      158%       $   (53,738)
Net income (loss) per share,
fully diluted                       $     (3.07)    (423%)      $      0.95      155%       $     (1.72)
------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

Net Sales

  Net sales for the six months ended December 30, 1995 ("transition period
1995") decreased 11% to $1.016 billion from $1.136 billion for the six months ended December 31, 1994 ("comparable prior year period"). The decrease in transition period 1995 revenues was primarily due to lower 486-based desktop and notebook system sales, partially offset by higher Pentium(R) processor-based desktop systems sales. In transition period 1995, the Company's worldwide unit shipments decreased 17% to 584,000 from 707,000 in the comparable prior year period. The decrease in revenues resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems, which generally sell at a higher value per unit.

  Revenues from desktop system products decreased 2% to $753 million in transition period 1995 from $765 million in the comparable prior year period.
The decrease can primarily be attributed to lower 486-based desktop system sales including the Advantage! and Bravo 486DX and 486SX systems. Also contributing to the decline was lower revenue per unit on older products as the Company sought to aggressively sell these products. These declines were partially offset by higher revenue per unit on Pentium(R) processor-based Advantage! and Bravo desktop systems. Decreased sales of the Company's 486-based desktop systems in transition period 1995 are consistent with the shift in demand toward the Pentium(R) processor-based desktop systems, which accounted for 78% of total desktop systems sales dollars and 68% of total desktop system units in transition period 1995 versus 18% and 9%, respectively, in the comparable prior year period.

  The Company's notebook computer product revenues decreased 28% to $168 million in transition period 1995 from $235 million in the comparable prior year period. The decrease in net sales of notebook computers reflects a 39% decrease in unit shipments to 70,000 in transition period 1995 from 115,000 in the comparable prior year period. The decline in notebook systems sales occurred in the Advantage! and Bravo notebook product lines. Declines in sales in the Company's 486-based Ascentia notebook computer line were generally offset by increased sales of Pentium(R) processor-based Ascentia notebook computers, which have higher revenue per unit. The 39% decrease in unit shipments was partially offset by higher revenue per unit on the Pentium(R) processor-based based
Ascentia notebook computer line, leading to the overall notebook revenue decline of 28%. Revenues from the Company's notebook computer products represented 17% and 21% of net sales for transition period 1995 and the comparable prior year period, respectively.

  Americas revenues, which include the United States and Canada, decreased 34% to $453 million in transition period 1995, compared to $688 million in the comparable prior year period. Sales to the independent reseller/dealer channel for transition period 1995 decreased 24% compared to the comparable prior year period, and accounted for 73% of total Americas revenues. Sales to the consumer retail channel decreased 51% compared with the comparable prior year period due to lower Tandy branded system sales and the Company's decision to temporarily re-assess its position within the consumer retail channel.

  International revenues increased 26% to $563 million in transition period
1995 from $448 million in the comparable prior year period. International revenues represented 55% and 39% of net sales in transition period 1995 and the comparable prior year period, respectively. Europe region revenues increased
26% over the comparable prior year period. The United Kingdom and Sweden continued to be major contributors of total Europe region revenues with significant transition period 1995 revenue growth also occurring in France, Norway and Denmark. The Company's Ireland manufacturing facility supplied nearly all of the desktop product requirements for the Europe region. The
Company believes that its localized manufacturing, centralized distribution and service operation in Limerick, Ireland has continued to contribute to its European regional growth.

  Revenues from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, combined to contribute to a 25% increase in transition period 1995 sales over the comparable prior year period. The increase in transition period 1995 sales was attributable to revenue growth in the People's Republic of China ("PRC"), Australia and Singapore. Sales into the
PRC accounted for approximately 7% of the Company's total transition period 1995 revenues, compared with approximately 5% in the comparable prior year period.
Although the PRC has historically provided the Company with significant revenues, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC and the general economic and political stability of the region.
Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results. Economic factors such as competitive pricing, a lower margin customer mix and changes in manufacturing strategies have all impacted sales and operating results. The
Company believes that these factors will continue to impact future sales and operating results.

  The Company experienced product development and production delays throughout transition period 1995, which in part have contributed to lower desktop and notebook systems sales. In addition, continued industrywide competitive pricing pressures have prompted aggressive pricing adjustments that have further reduced desktop and notebook system revenues. The Company anticipates that additional pricing actions will be necessary as it attempts to maintain its competitive price and performance product profile; however, there can be no assurance that future pricing actions will be effective in stimulating sales growth.

  The results of the Company's international operations are subject to currency fluctuations.  As the value of the U.S. dollar weakens relative to other currencies, revenues from sales in those currencies convert to more U.S.
dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, revenues from sales in those countries convert to fewer U.S.
dollars.   The Company's net sales were increased by 2.3% in transition period
1995 compared to an increase of 2.0% in the comparable prior year period, due to fluctuations in the average value of the U.S. dollar relative to other currencies.

Gross Profit (Loss)

  The Company's transition period 1995 gross loss was 1.7% compared to a gross profit of 9.1% in the comparable prior year period. The decrease in the Company's gross margin resulted primarily from product development and production delays which led to delays in shipment of the Company's fall product lines in transition period 1995, as well as continued intense industrywide competitive pricing pressures. In addition, gross margins were negatively impacted due to the Company's aggressive inventory reduction efforts which resulted in both lower average selling prices and lower margins. The Company's margins were also negatively impacted by increased warranty and service inventory provisions. Increased levels of service inventory reserves were required due to the continued accelerated rate of product transitions and the resulting reduction in service inventory valuations. The increase in the warranty provision was due to an increase in both the cost and volume of warranty claims compared with the prior year.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected.

  The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1996. During transition period 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and adversely affect the Company's financial position.

  The effect of foreign currency fluctuations on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing transition period 1995 to the comparable prior year period, the U.S. dollar declined against nearly all European currencies.
This period-to-period currency fluctuation resulted in an approximate two percentage point increase in gross margin in transition period 1995 compared to the comparable prior year period. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will be negatively impacted.


Operating Expenses

------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)
                                    Six Months                Six Months
                                       Ended                     Ended
                                    December 30,              December 31,
                                        1995        Change        1994
------------------------------------------------------------------------------------------------------------
Selling and marketing               $ 117,560         6%       $ 110,413
Percentage of net sales                  11.6%                       9.7%

  Total transition period 1995 selling and marketing expenses rose by $7.1 million and represented 11.6% of net sales, compared to 9.7% in the comparable prior period. Continued expansion into new and existing international markets, new product introductions and a greater emphasis on advertising, sales and marketing programs contributed to increased media advertising, marketing promotion, sales literature, cooperative advertising expenses and technical support costs.

  Beginning in fiscal year 1996, the Company is embarking on aggressive new marketing initiatives to increase demand for the Company's products including a new U.S. television advertising campaign that will be airing on selected domestic cable networks, and an outdoor advertising campaign in major U.S. cities and airports. The new marketing initiatives are expected to have a corresponding increase in selling and marketing expenses in fiscal year 1996. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)
                                    Six Months              Six Months
                                      Ended                   Ended
                                   December 30,            December 31,
                                       1995      Change        1994
------------------------------------------------------------------------------------------------------------
General and administrative          $ 48,186       12%       $ 42,936
Percentage of net sales                  4.7%                     3.8%

  In transition period 1995, general and administrative expenses increased in absolute dollars and as a percentage of net sales to 4.7% from 3.8% in the comparable prior year period. The increase can primarily be attributed to one-time severance payments of approximately $4.1 million to executive officers pursuant to severance compensation agreements. Also contributing to the higher costs were consulting fees incurred in connection with the preparation of the Company's turnaround plan and professional fees associated with the change in the Company's fiscal year-end.

------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                    Six Months               Six Months
                                      Ended                    Ended
                                   December 30,             December 31,
                                       1995       Change        1994
------------------------------------------------------------------------------------------------------------
Engineering and development         $ 19,608        6%       $ 18,550
Percentage of net sales                  1.9%                     1.6%

  Transition period 1995 engineering and development costs increased in absolute dollars and as a percentage of net sales due to higher engineering materials expense related to new product introductions. Products introduced in transition period 1995 included additions to the Advantage!, Bravo, Premmia, Ascentia, and Manhattan product lines.

  The personal computer industry is characterized by increasingly rapid product life cycles. Accordingly, the Company is committed to continued investment in research and development and believes that the timely introduction of enhanced products with favorable price/performance features is critical to the Company's future growth and competitive position in the marketplace. However, there can be no assurance that the Company's products will continue to be commercially successful or technically advanced, or that it will be able to deliver commercial quantities of new products in a timely manner.

------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)
                                    Six Months                Six Months
                                      Ended                     Ended
                                   December 30,              December 31,
                                       1995       Change         1994
------------------------------------------------------------------------------------------------------------
Restructuring charge                $ 12,967       100%       $    -
Percentage of net sales                  1.3%                      -%

  In the second quarter of transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design and realign its Asia Pacific manufacturing operations. As a result, the Company recorded a restructuring charge of $13.0 million during the second quarter of transition period 1995. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs, vendor cancellation charges and lease write-offs for closed offices. The employee severance includes approximately 1,500 employees primarily in semi-skilled and skilled manufacturing positions. Approximately $7.6 million of the charge is expected to involve cash disbursements with the remaining costs primarily relating to reductions in net asset values. During transition period 1995, the Company incurred cash expenditures of approximately $.8 million related to severance payments to terminated employees. At December 30, 1995, approximately $12.2 million of the original restructuring accrual remained on the Company's consolidated balance sheet. The Company expects that the majority of the restructuring plan will be completed by June 1996.

  Although the Company believes that the restructuring activities were necessary in order to implement its strategy of increased utilization of third-party board manufacturing and to realign its Asia Pacific manufacturing operations, no assurance can be given that these restructuring actions or its strategy will be successful or that similar actions will not be required in the future.

Other Income and Expense

------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)
                                    Six Months               Six Months
                                      Ended                     Ended
                                   December 30,              December 31,
                                       1995        Change        1994
------------------------------------------------------------------------------------------------------------
Interest and other expense, net     $ (9,810)       28%       $ (7,656)

  In transition period 1995, the Company had net interest expense of $6.0 million compared to $5.9 million in the comparable prior year period. Interest expense increased by $1.7 million as a result of higher short-term borrowings from the Company's bank revolving credit facilities as well as from short-term loans during transition period 1995, which were utilized to fund the Company's transition period 1995 operations. Also contributing to higher interest expense were higher average interest rates on those short-term borrowings as well as amortization of the Samsung credit line guaranty of $.5 million, which was recorded during transition period 1995. The increase in interest expense was partially offset by an increase in interest income of $1.6 million due to higher average cash balances during transition period 1995 due to the Samsung investment.

  In transition period 1995, the Company recognized net other expense of $3.8 million compared to net other expense of $1.8 million in the comparable prior year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The increase in transition period 1995 was primarily due to losses incurred as a result of the unfavorable movement of the U.S. dollar relative to other currencies in transition period 1995 over the comparable prior year period. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)
                                    Six Months                Six Months
                                       Ended                     Ended
                                    December 30,              December 31,
                                        1995       Change         1994
------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)      $       -       100%       $ (14,808)
Effective tax rate                          -%                     (19.5%)

  The Company recorded an effective income tax provision (benefit) rate of 0% and (19.5%) in transition period 1995 and for the comparable prior year period, respectively. The decrease in the transition period 1995 effective tax benefit rate was primarily due to the Company's provision of a 100% valuation allowance against additional deferred tax assets (including loss carryforwards) that arose during the transition period.

  The Company recorded net deferred tax assets of $63.5 million at December 30, 1995. Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $141 million of future taxable income. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.


FISCAL YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993

Net Sales

  Net sales increased to $2.468 billion in fiscal year 1995 from $2.367 billion in fiscal year 1994 and $1.412 billion in fiscal year 1993. The slight improvement in fiscal year 1995 revenues was due to higher Pentium(R) processor-based desktop systems sales partially offset by lower 386 and 486 desktop systems sales and decreased shipments of the Company's notebook system products. The Company's net sales (expressed in U.S. dollars) were also increased by 2.3% in fiscal year 1995 compared with decreases of 2.7% and 1.3% in fiscal years 1994 and 1993, respectively, due to fluctuations in the average value of the U.S. dollar relative to its average value in the comparable periods of the prior years. In fiscal year 1995, the Company's worldwide unit shipments increased 5% to 1,503,000, compared with a 78% increase in unit volume for fiscal year 1994.

  The Company experienced product development and production delays throughout fiscal year 1995, which in part have contributed to lower desktop and notebook systems sales. In addition, continued industrywide competitive pricing pressures prompted aggressive pricing adjustments that further reduced desktop and notebook system revenues, particularly in the domestic marketplace.

  Revenues from desktop system products increased 15% to $1.741 billion in fiscal year 1995 from $1.509 billion in fiscal year 1994, compared with an increase of 56% in fiscal year 1994 over fiscal year 1993. Major contributors to the improved year-over-year revenue performance included the Company's Pentium(R) processor-based desktop systems and selected 486-based desktop systems including the Advantage! and Bravo 486DX. Despite the overall increase, a decline in the fiscal year 1995 revenue growth rate compared to the prior year was primarily due to declines in Premmia 486-based and Tandy branded desktop systems sales. Decreased sales of the Company's 486-based desktop systems in fiscal year 1995 are consistent with the shift in demand toward the Pentium(R) processor-based desktop systems, which accounted for 35% of total desktop systems sales in fiscal year 1995 versus 3% in fiscal year 1994.

  The Company's notebook computer product revenues decreased 11% to $464 million in fiscal year 1995 from $519 million in fiscal year 1994, compared to an increase of 79% in fiscal year 1994 over fiscal year 1993. The decline in notebook revenues is primarily attributable to the expiration of two large OEM notebook agreements and the Company's decision to de-emphasize the OEM channel. The decrease in net sales of notebook computers reflects a 19% decrease in unit shipments to 218,000 in fiscal year 1995 from 268,000 in fiscal year 1994 compared to a 74% unit volume increase in fiscal year 1994 over fiscal year 1993. The fiscal year 1995 decline in notebook systems sales occurred in the Advantage!, Bravo and PowerExecTM notebook product lines, which was partially offset by a significant increase in the Ascentia notebook computer line. Revenues from the Company's notebook computer products represented 19%, 22% and 21% of net sales for fiscal years 1995, 1994 and 1993, respectively.

  Americas revenues, which includes the United States and Canada, decreased 10% to $1.387 billion in fiscal year 1995, compared with an increase of 81% in fiscal year 1994 over fiscal year 1993. As previously noted, the fiscal year 1995 revenue decline was due primarily to the completion of two large OEM contracts in the fourth quarter of fiscal year 1994. Total OEM channel revenues decreased to one percent of total fiscal year 1995 Americas revenues compared to 11% in fiscal year 1994 and 14% in fiscal year 1993. Sales to the independent reseller/dealer channel for fiscal year 1995 decreased 2% compared to fiscal year 1994 and accounted for 63% of total Americas revenues. Within the overall decrease in Americas revenues, sales to the consumer retail channel grew slightly, increasing 2% over the prior year compared with an increase of 218% in fiscal year 1994 over 1993. The decline in the fiscal year 1995 growth rate was attributable to lower revenues related to Tandy branded systems sales in the United States.

  International revenues increased 32% to $1.081 billion in fiscal year 1995 from $821 million in fiscal year 1994, compared to a 47% growth rate in fiscal year 1994 over fiscal year 1993. International revenues represented 44%, 35%, and 39% of net sales in fiscal years 1995, 1994 and 1993, respectively. Revenues for the Europe region increased 40% over the prior year, compared with an increase of 79% in fiscal year 1994 over fiscal year 1993. The United Kingdom and Sweden continued to be major contributors of total Europe region revenues with significant fiscal year 1995 revenue growth also occurring in Italy, Norway and Switzerland. Commencing during the second quarter of fiscal year 1995, the Company's Ireland manufacturing facility supplied nearly all of the desktop product requirements for the Europe region. The Company believes that it's localized manufacturing, centralized distribution and service operation in Limerick, Ireland contributed to its Europe region growth.

  Revenues from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, combined to contribute to a 17% increase in fiscal year 1995 sales, compared with an 11% increase in fiscal year 1994 sales over 1993. The increase in the fiscal year 1995 growth rate was attributable to higher revenue growth in Australia, Singapore, Taiwan and the Middle East, partially offset by a reduction in revenues into the PRC due to significantly increased competition and lower fiscal year 1995 sales to one of the Company's major customers in the PRC. Sales into the PRC accounted for approximately 5% of the Company's total fiscal year 1995 revenues, compared with approximately 6% and 11% in fiscal year 1994 and 1993, respectively.

Gross Profit

  The Company's fiscal year 1995 gross profit margins of 10.0% declined from 14.7% in fiscal year 1994 and 20.2% in fiscal year 1993. The downward trend in gross profit margins resulted primarily from product development and production delays, manufacturing related costs associated with product transitions and continued intense industrywide competitive pricing pressures, particularly in the consumer retail sector of the market. Further contributing to reduced gross profit margins in fiscal year 1995 was the increased percentage of revenues generated by the consumer retail channel (including sales to Tandy's retail operations) which typically yields lower gross margins. The consumer retail channel increased to 37% of total fiscal year 1995 Americas revenues versus 32% in fiscal year 1994 and 19% in fiscal year 1993.

  During fiscal year 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products.

  The effect of foreign currency fluctuations on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing fiscal year 1995 to fiscal year 1994, the U.S. dollar declined against nearly all European currencies. This year-to-year currency fluctuation resulted in an approximate two percentage point gross margin increase in fiscal year 1995 results compared to fiscal year 1994, versus an approximate two percentage point reduction in fiscal year 1994 results compared to fiscal year 1993.

Operating Expenses

------------------------------------------------------------------------------------------------------------
                                                           Fiscal Year Ended
                                    ----------------------------------------------------------------
                                      July 1,                   July 2,                    July 3,
                                       1995       Change         1994        Change         1993
------------------------------------------------------------------------------------------------------------
Selling and marketing               $ 233,524       21%       $ 193,053        36%       $ 141,752
Percentage of net sales                   9.5%                      8.2%                      10.0%

  Total fiscal year 1995 selling and marketing expenses rose by $40.5 million and represented 9.5% of net sales compared to 8.2% in fiscal year 1994 and 10.0% in fiscal year 1993. Expanded worldwide sales and marketing efforts in both new and existing subsidiary locations resulted in higher payroll and payroll-related expenses. Entry into new international markets, new product introductions and a greater emphasis on advertising, sales and marketing programs contributed to increased media advertising, marketing promotion, sales literature and cooperative advertising expenses.

------------------------------------------------------------------------------------------------------------
                                                         Fiscal Year Ended
                                    ------------------------------------------------------------
                                      July 1,                  July 2,                 July 3,
                                       1995       Change        1994       Change       1993
------------------------------------------------------------------------------------------------------------
General and administrative          $ 81,458       10%       $ 74,333       44%       $ 51,555
Percentage of net sales                  3.3%                     3.1%                     3.7%

  In fiscal year 1995, general and administrative expenses increased in absolute dollars and as a percentage of net sales to 3.3% from 3.1% in fiscal year 1994 and 3.7% in fiscal year 1993. During fiscal year 1995, the Company continued to expand its Asia Pacific and Europe region operations. Costs associated with this international expansion resulted in increased expenses for staffing, telephone service, insurance, and outside professional services. The Company also incurred higher legal fees due to increased litigation activity.

------------------------------------------------------------------------------------------------------------
                                          Fiscal Year Ended
                                    -------------------------------------------------------------
                                      July 1,                  July 2,                  July 3,
                                       1995       Change        1994       Change        1993
------------------------------------------------------------------------------------------------------------
Engineering and development         $ 36,383       (6%)      $ 38,858       22%       $ 31,969
Percentage of net sales                  1.5%                     1.6%                     2.3%

  Fiscal year 1995 engineering and development costs decreased in absolute dollars and as a percentage of net sales due to lower payroll and engineering materials expense as compared to 1994. Products introduced in fiscal year 1995 included additions to the Advantage!, Bravo, Premmia, Ascentia, and Manhattan product lines. Engineering and development costs increased in absolute dollars in fiscal year 1994 as compared to fiscal year 1993 due to net additions to the Company's engineering staff and higher costs for engineering materials as the Company invested in the development of new products and in enhancements to existing products. Such costs declined as a percentage of net sales in fiscal year 1994 compared to fiscal year 1993 due to significant revenue growth in fiscal year 1994 over 1993.

------------------------------------------------------------------------------------------------------------
                                                           Fiscal Year Ended
                                    -----------------------------------------------------------------
                                      July 1,                   July 2,                     July 3,
                                       1995      Change          1994       Change           1993
------------------------------------------------------------------------------------------------------------
Restructuring charges (credits)     $      -     (100%)      $ (12,500)     (110%)        $ 125,000
Percentage of net sales                    -%                     (0.5%)                        8.9%

  In June 1993, the Company acquired certain assets and assumed certain liabilities relating to Tandy Corporation's ("Tandy") personal computer manufacturing operations and the GRiD North American and European sales divisions. On September 1, 1993, the Company also purchased certain assets and assumed certain liabilities of Tandy/GRiD France. The total purchase price (including Tandy/GRiD France) was $111.7 million and included a cash payment of $15 million and a three-year promissory note in the principal amount of $96.7 million. Restructuring charges of $125 million were recorded in June 1993 in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations.

  During fiscal year 1994, the Company completed most of its previously identified restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal year 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal year 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. During fiscal year 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal year 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements.

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

Other Income and Expense

------------------------------------------------------------------------------------------------------------
                                                          Fiscal Year Ended
                                    -------------------------------------------------------------
                                       July 1,                 July 2,                   July 3,
                                        1995      Change         1994      Change         1993
------------------------------------------------------------------------------------------------------------
Interest and other expense, net     $ (17,675)     130%       $ (7,677)    1,063%       $ (660)

  In fiscal year 1995, the Company had net interest expense of $15.1 million compared to $7.8 million in fiscal year 1994 and net interest income of $2.1 million in fiscal year 1993. Interest expense increased as a result of the increased utilization of the Company's bank revolving credit facilities during fiscal year 1995, which were utilized to fund the Company's fiscal year 1995 operations. Interest expense for fiscal year 1995 also increased due to a full year's inclusion of interest on the Company's Liquid Yield OptionTM Notes, which were originally issued in December 1993, generating slightly less than seven months of interest expense for fiscal year 1994. Additionally, interest expense for fiscal year 1995 increased due to the increase in the interest rate on the note payable to Tandy Corporation from 3.75% to 4.94%, effective July 1994.

  In fiscal year 1995, the Company recognized net other expense of $2.6 million compared to net other income of $.1 million in fiscal year 1994 and net other expense of $2.7 million in fiscal year 1993. The fiscal year 1994 other income was attributable to the one-time $4.3 million pretax gain from the sale of the Company's Hong Kong manufacturing facility in June 1994. Other expenses relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities.
The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

--------------------------------------------------------------------------------------------------------------
                                                          Fiscal Year Ended
                                     -------------------------------------------------------------
                                       July 1,                  July 2,                  July 3,
                                        1995      Change         1994      Change          1993
--------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)      $ (24,056)    (260%)      $ 15,003      230%       $ (11,500)
Effective tax rate                      (19.5%)                   32.4%                    (17.6%)

  In fiscal years 1995, 1994 and 1993, the Company recorded an effective income tax provision (benefit) of (19.5%), 32.4% and (17.6%), respectively. The decrease in the fiscal year 1995 effective tax rate was attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the locations in which those earnings or losses were generated, as well as the Company's inability to benefit certain deferred tax assets that include loss carryforwards. The increase in the fiscal 1994 effective tax rate was attributable to the one percent increase in the federal income tax rate and changes in the proportion of income earned within various taxing jurisdictions. The Company recorded net deferred tax assets of $65.6 million and $40.2 million at July 1, 1995 and July 2, 1994, respectively.


LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------------------------------------------------------------
                                 As of or for the        As of or for the Fiscal Year Ended
                                 Six Months Ended    -----------------------------------------
                                   December 30,       July 1,         July 2,         July 3,
                                       1995            1995            1994            1993
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents           $ 125,387        $ 95,825       $ 153,118       $ 121,600
Working capital                       223,546         306,872         444,974         301,046
Cash provided by (used in):
 Operating activities                (107,328)       (119,774)        (40,260)        (68,418)
 Investing activities                 (11,849)        (33,628)        (35,856)         32,523
 Financing activities                 153,728         106,417         107,798          63,010
------------------------------------------------------------------------------------------------------------

  During transition period 1995, the Company's working capital decreased $83.3 million primarily due to increases in current liabilities and a decrease in inventory. Current liabilities increased as a result of a reclassification of the note payable to Tandy Corporation from long-term debt to the current portion of long-term debt, higher accrued warranty balances due to increases in both the cost and volume of warranty claims and an increase in accrued restructuring charges related to the Company's Asia Pacific restructuring plan. These increases in current liabilities were partially offset by lower short-term borrowings. The Company had short-term borrowings of $75.0 million and $156.0 million at December 30, 1995 and July 1, 1995, respectively.

  In transition period 1995, the net cash used in operating activities of $107.3 million was primarily due to the Company's operating loss, partially offset by lower inventory levels and increases in certain accrued liabilities.
Improvement in cash flow from operations in fiscal year 1996 is dependent upon the Company's ability to improve both its operating results and asset management ratios.

  Net cash used in investing activities of $11.8 million during transition period 1995 was primarily due to capital expenditures. Capital expenditures totaled $10.6 million in transition period 1995 and consisted primarily of additions to plant and production equipment at the Company's Fort Worth, Texas and Ireland manufacturing facilities. The Company expects its fiscal year 1996 capital expenditures to be somewhat greater than those incurred in transition period 1995, annualized for a full year of expenditures. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net cash provided by financing activities of $153.7 million was primarily due to the proceeds of approximately $240 million received in connection with the issuance of common stock to Samsung as part of a stock purchase agreement, partially offset by the repayment of short-term borrowings and long-term debt.

  The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any revolving credit facilities and possible future public or private debt and/or equity offerings. The Company utilizes a centralized approach for its cash management activities and attempts to maximize the use of its consolidated cash resources so as to minimize additional debt requirements while complying with any legal or other restrictions upon the free flow of funds from one segment, division or subsidiary to another. The Company invests its excess cash in investment grade short-term money market instruments.

  During fiscal year 1995, the Company had a $225 million revolving credit facility secured by a pledge of all of the Company's domestic U.S. assets with a final maturity date of September 30, 1996. At July 1, 1995, $116 million was outstanding as drawings under this credit facility and $67.7 million outstanding in the form of a letter of credit issued to Tandy Corporation in support of the acquisition note payable. On July 21, 1995, the Company amended the $225 million credit facility and reduced the size of the credit facility to $185 million. On August 1, 1995, the Company repaid all amounts outstanding under the $185 million credit facility and reduced the amount of the facility to $68 million. On August 28, 1995, the Company canceled the letter of credit issued to Tandy Corporation under the credit facility and terminated the credit agreement on August 31, 1995.

  On February 9, 1995, the Company and four of its foreign subsidiaries entered into a $50 million revolving credit agreement provided by one bank with an expiration date of August 9, 1995. As of July 1, 1995, there was $40 million outstanding as drawings under this credit facility. On July 21, 1995, the Company amended the $50 million credit facility and extended the maturity date to August 31, 1995. On August 1, 1995, the Company repaid all amounts outstanding under the $50 million credit facility and terminated the agreement.

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung providing for a significant minority ownership interest in the Company of approximately 40%. On June 30, 1995, the Company's shareholders approved the strategic investment and all regulatory approval was received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto dated June 1, 1995, and Amendment No. 2 thereto dated July 29, 1995, Samsung purchased 6.44 million newly issued shares of common stock from the Company, representing 19.9% of the then outstanding shares of common stock, at $19.50 per share and commenced a cash tender offer to purchase 5.82 million shares of common stock from the Company's shareholders, representing 18% of the then outstanding shares of common stock, at $22 per share. Concurrently with the acceptance of the shares for purchase under the tender offer, Samsung also purchased 5.63 million additional newly issued shares of common stock from the Company at $22 per share so that its aggregate ownership interest in the Company, after completion of all of the purchases, was approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  The proceeds received from the Samsung investment were utilized to repay the amounts outstanding under both the $185 million and $50 million revolving credit facilities. The remaining proceeds were utilized for working capital and capital expenditure requirements.

  On November 22, 1995, Samsung provided a $50 million short-term loan to the Company at an interest rate of 7.3125% per annum. The Company repaid this loan on December 28, 1995 with proceeds from the credit agreement guaranteed by Samsung as part of the Additional Support Agreement, discussed below.

  On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, principally including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors. The issuance of the option increases Samsung's potential ownership in the Company to approximately 45%. The benefits received in exchange for the option were recorded in "Other assets" based on the fair value of the option at the date of issuance, or $31 million. In connection with this agreement, the Company incurred professional fees of approximately $2 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1997.

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1996. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus .25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. At December 30, 1995, there was $75 million outstanding as borrowings under this credit facility at an interest rate of 8.50% per annum. On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. All other terms of the credit agreement remained unchanged.

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due related to fiscal year 1995 was paid on July 11, 1995 at a rate of 4.94% per annum. The interest rate was adjusted to 5.00%, effective July 11, 1995, based on the lower of either 5% or the "lowest three month rate" within the meaning of
Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once per year on July 11th and there are no sinking fund requirements. The note also required the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note was convertible, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. Under the terms of the Stock Purchase Agreement, Samsung agreed to provide a letter of credit to support the promissory note due to Tandy Corporation replacing the Company's letter of credit and to provide funds to satisfy $75 million of the note obligation upon maturity of the note.

  On August 23, 1995, the Company and Tandy Corporation amended the terms of the $96.7 million promissory note. Pursuant to such amendments, the Company paid $6.7 million on August 25, 1995, thereby reducing the note balance to $90 million. Tandy allowed the substitution of a letter of guarantee from both Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. for the letter of credit previously required from the Company. Additionally, the maximum principal amount of the note that may be converted, at the option of the Company, into common stock of the Company upon maturity of the note, based upon its then fair market value as defined in the note, was reduced to $30 million. All other terms of the promissory note remained unchanged. Although the Company has made no decision as to the source of funds to be used to repay this note, or whether it will exercise its option to repay a portion of the note through the issuance of common stock, the Company currently expects to fund the repayment through cash from operations and/or through a borrowing from Samsung of up to $75 million that is available to the Company upon maturity of the note pursuant to the Stock Purchase Agreement with Samsung.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof. The Company has made no decision as to whether it will meet these future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Stock Purchase Agreement and ownership by Samsung of approximately 40% of the common stock of the Company does not have any impact on the terms of the LYON securities. In addition, the potential increase in ownership by Samsung to 45% assuming exercise of its option on 4.4 million shares of common stock as part of the Additional Support Agreement would not have any impact on the terms of the LYONs.

  The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. While the Company currently has adequate sources of external financing available to meet its current operating requirements, the majority of these sources of external financing are supported by a guarantee provided to the Company by Samsung. The Company has not determined what steps it will take when the existing additional support agreements terminate in December 1997. The Company believes that it will have adequate time prior to the expiration of the support agreements to arrange for new sources of external financing. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. However, if the Company is unable to arrange for external financing in December 1997, there would be a material adverse effect on the Company's business, financial position and results of operations.

Foreign Exchange Hedging

  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations by utilizing a limited hedging strategy which includes the use of foreign currency borrowings, the netting of foreign currency assets and liabilities and forward exchange contracts. The actual gain or loss associated with forward exchange contracts are limited to the contract amount multiplied by the value of the exchange rate differential between the time the contract is entered into and the time it matures. The Company typically holds all of its contracts until maturity and enters forward contracts ranging in maturity dates from one to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statement of operations, and any premium or discount is recognized over the life of the contract. Some foreign locations, such as the People's Republic of China ("PRC"), do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposure to foreign currency fluctuations.

  The Company held forward exchange contracts maturing at various dates through April 1996 with a face value of approximately $162.0 million at December 30, 1995, $162.0 million at July 1, 1995 and $143.0 million at July 2, 1994, which approximate the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. For the transition period 1995, and for fiscal years 1995, 1994 and 1993, a net foreign currency transaction loss of $2.9 million, gain of $1.7 million, loss of $2.1 million and gain of $.6 million, respectively, is included in the caption "Other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency borrowings at December 30, 1995, July 1, 1995 and July 2, 1994, totaled $4.0 million, $4.2 million and $3.8 million, respectively.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

  The Company's future success will be highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be technically advanced or commercially successful due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company attempts to closely monitor new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability, as occurred in transition period 1995. In addition, if the Company is unable to successfully anticipate and manage shifts in personal computer technology, the Company's product life cycles could be negatively impacted and may continue to have a material adverse effect on the Company's net sales, cash flow and profitability.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel display screens, Dynamic Random Access Memory chips ("DRAMs"), Static Random Access Memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, lithium ion batteries, Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  Effective July 31, 1995, the Company and Samsung entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. In addition, because Samsung has other business involvements typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company.

  In the second quarter of transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design and to realign its Asia Pacific manufacturing operations. The Company's increased reliance on third-party board manufacturers involves risks, including the possibility of defective boards, a shortage of boards, an increase in board costs and disruptions in delivery of boards.
Should delays, defects or shortages occur or board costs significantly increase, the Company's net sales and profitability could be adversely affected. Although the Company believes that the restructuring activities were necessary, no assurance can be given that the restructuring action will be successful or that similar action will not be required in the future.

  The ongoing introduction of new technologies across all of the Company's product lines is intended to enable the Company to keep pace with rapid market changes and to minimize the effect of continued competitive pricing. However, there can be no assurance that the Company will have the financial resources, marketing and distribution capability, or the technological knowledge to compete successfully. In addition, the Company's results of operations could be adversely impacted if it is unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft and Intel, and manage the competitive risks associated with these relationships.

  The Company participates in a highly competitive and volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, technological advances and product obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions during fiscal year 1996. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  On March 21, 1996, the Company announced that it has encountered excess competitor inventory in the channel, overall lower demand for PCs and greater pricing pressures than originally anticipated through the first two months of fiscal year 1996. There can be no assurance that these trends will not continue and will not adversely impact the Company's net sales and profitability.

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facilities and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. The Company currently has a $200 million
revolving credit facility guaranteed by Samsung.   However, in the event the
Company is unable to maintain access to its existing financing sources, there would be a material adverse effect on the Company's business, financial position and results of operations.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock re-balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock re-balancing and price protection credits represented 4.2% of net sales during transition period 1995, compared to 4.0% for fiscal year 1995, 2.1% in fiscal year 1994, and 2.8% in fiscal year 1993. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that could adversely impact on the Company's net sales and profitability in the future.

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

  General economic conditions have an impact on the Company's business and financial results. From time to time, the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has historically experienced seasonally higher sales in the consumer retail channel in the quarter ended in December due to strong holiday demand for some of its products in certain regions. The Company's international operations are also affected by foreign currency fluctuations. The financial statements of the Company's foreign subsidiaries are remeasured into the United States dollar functional currency for consolidated reporting purposes. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated results of operations. The Company attempts to minimize the impact of these remeasurement gains and losses by utilizing a limited hedging strategy which includes the use of foreign currency borrowings, the netting of foreign currency assets and liabilities, and forward exchange contracts. The Company's exposure to currency fluctuations will continue to increase as a result of the expansion of its international operations. Significant fluctuations in currency values could have an adverse effect on the Company's net sales, gross margins and profitability.

  The Company's international operations may also be affected by changes in United States trade relationships, increased competition and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC and Taiwan may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Also, political tensions between the PRC and Taiwan could adversely affect the Company's operations, particularly its notebook production. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company operates could have an adverse effect on the Company's net sales and profitability.

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computer products will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or, if successful, would not have a material adverse effect on the Company's business operations and profitability. Pursuant to its Strategic Alliance Agreement with Samsung Electronics Co., Ltd. dated February 27, 1995, the Company has a patent cross license agreement with Samsung dated July 31, 1995 that expires on July 31, 2005.

  The Company's primary means of distribution continues to be third-party computer resellers and consumer retailers. While the Company continuously monitors and manages the credit it extends to its customers to limit its credit risk, the Company's business could be adversely affected in the event that the financial condition of its customers weakens. In the event of the financial failure of a major customer, the Company would experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable.

  In determining the amount of the valuation allowance required to be established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has primarily relied upon its ability to generate future taxable income using certain available tax planning strategies. The amount of taxable income that could actually be generated from such tax planning strategies is dependent upon the Company being able to sell certain appreciated assets at the current estimated fair market value. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable.

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

  Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in the highly competitive personal computer industry often results in significant volatility in the Company's common stock price.

  This Transition Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current restructuring plans, (iii) improving efficiencies in world wide distribution activities, (iv) predicting the significance of the indirect sales channel, (v) defending positions with the IRS and in the legal proceedings described above, (vi) accurately forecasting capital expenditures, and (vii) obtaining new sources of external financing prior to the expiration of existing support arrangements entered into with Samsung. Assumptions relating to budgeting, marketing, advertising, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements:

        Report of Independent Auditors.
        Consolidated Balance Sheets at December 30, 1995, July 1, 1995 and July
             2, 1994.
        Consolidated Statements of Operations for the six months ended December
             30, 1995 and for the years ended July 1, 1995, July 2, 1994 and July 3, 1993.
        Consolidated Statements of Shareholders' Equity for the six months ended
             December 30, 1995 and for the years ended July 1, 1995, July 2, 1994 and July 3, 1993.
        Consolidated Statements of Cash Flows for the six months ended December
             30, 1995 and for the years ended July 1, 1995, July 2, 1994 and July 3, 1993.
        Notes to Consolidated Financial Statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
AST Research, Inc.


  We have audited the accompanying consolidated balance sheets of AST Research, Inc. as of December 30, 1995, July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended December 30, 1995 and for each of the three years in the period ended July 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AST Research, Inc. at December 30, 1995, July 1, 1995 and July 2, 1994, and the consolidated results of its operations and its cash flows for the six months ended December 30, 1995 and for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             Ernst & Young LLP



Orange County, California
January 23, 1996, except for Note 5,
as to which the date is March 6, 1996


                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                           December 30,           July 1,          July 2,
(In thousands, except share amounts)                           1995                1995             1994
------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                $   125,387      $    95,825        $   153,118
  Accounts receivable, net of allowance for doubtful
   accounts of $18,629, $17,452 and $17,564 at December
   30, 1995, July 1, 1995 and July 2, 1994, respectively       392,598          394,927            326,057
  Inventories                                                  252,339          311,469            333,729
  Deferred income taxes                                         19,495           31,973             43,266
  Other current assets                                          47,802            6,938              9,797
------------------------------------------------------------------------------------------------------------
     Total current assets                                      837,621          841,132            865,967

 Property and equipment                                        170,897          165,261            159,530
 Accumulated depreciation and amortization                     (72,172)         (64,006)           (56,089)
------------------------------------------------------------------------------------------------------------
 Net property and equipment                                     98,725          101,255            103,441

 Other assets                                                  119,696           79,114             36,212
------------------------------------------------------------------------------------------------------------
                                                           $ 1,056,042      $ 1,021,501        $ 1,005,620
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                    $    75,000      $   156,000        $    50,000
  Accounts payable, including payable to related
   party of $31,562 at December 30, 1995                       199,346          213,202            209,579
  Accrued salaries, wages and employee benefits                 19,827           17,760             21,465
  Other accrued liabilities                                    200,639          119,689            112,096
  Income taxes payable                                          26,902           25,189             27,455
  Current portion of long-term debt                             92,361            2,420                398
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                 614,075          534,260            420,993

 Long-term debt                                                125,540          219,224            215,294
 Other non-current liabilities                                   5,545            4,779              7,571

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 44,679,400, 32,412,500 and 32,333,750
   shares issued and outstanding  at December 30, 1995,
   July 1, 1995 and July 2, 1994, respectively                    447               324                323
  Additional capital                                          414,735           142,208            141,424
  Retained earnings (deficit)                                (104,300)          120,706            220,015
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                               310,882           263,238            361,762
-----------------------------------------------------------------------------------------------------------
                                                          $ 1,056,042      $  1,021,501        $ 1,005,620
===========================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
                                           Six Months
                                              Ended         ----------------------------------------------
                                           December 30,        July 1,          July 2,          July 3,
(In thousands, except per share amounts)       1995             1995             1994             1993
------------------------------------------------------------------------------------------------------------
Net sales                                  $ 1,016,283      $ 2,467,783      $ 2,367,274      $ 1,412,150

Cost of sales                                1,033,158        2,222,108        2,019,541        1,126,452
------------------------------------------------------------------------------------------------------------
Gross profit (loss)                            (16,875)         245,675          347,733          285,698

Selling and marketing expenses                 117,560          233,524          193,053          141,752
General and administrative expenses             48,186           81,458           74,333           51,555
Engineering and development expenses            19,608           36,383           38,858           31,969
Restructuring charge (credit)                   12,967                -          (12,500)         125,000
------------------------------------------------------------------------------------------------------------
Total operating expenses                       198,321          351,365          293,744          350,276
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       (215,196)        (105,690)          53,989          (64,578)

Interest income                                  2,631            2,362            2,125            3,341
Interest expense                                (8,634)         (17,436)          (9,937)          (1,269)
Other income (expense), net                     (3,807)          (2,601)             135           (2,732)
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes             (225,006)        (123,365)          46,312          (65,238)

Income tax provision (benefit)                       -          (24,056)          15,003          (11,500)
------------------------------------------------------------------------------------------------------------
Net income (loss)                          $  (225,006)     $   (99,309)     $    31,309      $   (53,738)
============================================================================================================

Net income (loss) per share:
  Primary                                  $     (5.27)     $     (3.07)     $      0.96      $     (1.72)
  Fully diluted                            $     (5.27)     $     (3.07)     $      0.95      $     (1.72)
============================================================================================================

Shares used in computing net income
 (loss) per share:
   Primary                                      42,721           32,371           32,548           31,289
   Fully diluted                                42,721           32,371           34,866           31,289
============================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------
                                                        Common Stock       Additional     Retained
(In thousands)                                        Shares    Amount       Capital      Earnings
------------------------------------------------------------------------------------------------------------
Balance at June 27, 1992                              30,787     $ 308     $ 120,515     $  242,444
  Exercise of stock options                              867         9         4,939              -
  Tax benefit related to employee stock options            -         -         3,980              -
  Vesting of restricted stock                              -         -           450              -
  Cancellation of restricted stock                       (75)       (1)         (100)             -
  Net loss                                                 -         -             -        (53,738)
------------------------------------------------------------------------------------------------------------
Balance at July 3, 1993                               31,579       316       129,784        188,706
  Exercise of stock options and warrants                 755         7         9,554              -
  Tax benefit related to employee stock options            -         -         1,823              -
  Vesting of restricted stock                              -         -           263              -
  Net income                                               -         -             -         31,309
------------------------------------------------------------------------------------------------------------
Balance at July 2, 1994                               32,334       323       141,424        220,015
  Exercise of stock options                               79         1           784              -
  Net loss                                                 -         -             -        (99,309)
------------------------------------------------------------------------------------------------------------
Balance at July 1, 1995                               32,413       324       142,208        120,706
  Issuance of common stock to related party,
    net of issuance costs of $8,876                   12,070       121       240,443              -
  Issuance of stock option to related party in
    exchange for additional support                        -         -        31,045              -
  Exercise of stock options                              196         2         1,039              -
  Net loss                                                 -         -             -       (225,006)
------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                          44,679     $ 447     $ 414,735     $ (104,300)
============================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                         Six Months                    Fiscal Year Ended
                                                           Ended       ---------------------------------------------
                                                        December 30,        July 1,         July 2,         July 3,
(In thousands)                                              1995             1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                          $  1,052,845     $  2,423,705    $  2,274,978    $  1,322,831
  Cash paid to suppliers and employees                    (1,152,385)      (2,537,459)     (2,294,380)     (1,373,528)
  Interest received                                            2,441            2,428           2,052           4,583
  Interest paid                                               (7,717)          (9,937)         (3,149)         (1,373)
  Income tax refunds received                                    210            6,099           1,989               -
  Income taxes paid                                             (913)          (9,895)        (22,210)        (13,008)
  Other cash received (paid)                                  (1,809)           5,285             460          (7,923)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                   (107,328)        (119,774)        (40,260)        (68,418)

Cash flows from investing activities:
  Purchases of capital equipment                             (10,649)        (26,080)        (30,045)         (20,894)
  Proceeds from disposition of capital equipment               1,611           4,474          10,673            1,146
  Purchases of other assets                                   (2,811)        (12,022)         (1,484)            (560)
  Payment related to Tandy/GRiD acquisition                        -               -         (15,000)               -
  Purchases of short-term investments                              -               -               -          (35,155)
  Proceeds from short-term investments                             -               -               -           87,986
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities      (11,849)        (33,628)        (35,856)          32,523

Cash flows from financing activities:
  Short-term borrowings, net                                 (81,000)        106,000          (9,217)          58,417
  Repayment of long-term debt                                 (6,877)           (391)           (520)            (355)
  Proceeds from issuance of long-term debt                         -              23         107,974                -
  Proceeds from issuance of common stock:
     To related party                                        240,564               -               -                -
     Other                                                     1,041             785           9,561            4,948
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                153,728         106,417         107,798           63,010

Effect of exchange rate changes on cash and
  cash equivalents                                            (4,989)        (10,308)           (164)           6,611
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          29,562         (57,293)         31,518           33,726

Cash and cash equivalents at beginning of year                95,825         153,118         121,600           87,874
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $    125,387    $     95,825    $    153,118     $    121,600
==========================================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

--------------------------------------------------------------------------------------------------------------------------
                                                         Six Months
                                                           Ended        -----------------------------------------
                                                        December 30,       July 1,       July 2,        July 3,
(In thousands)                                              1995            1995          1994           1993
--------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES:

Net income (loss)                                       $ (225,006)    $  (99,309)   $   31,309     $  (53,738)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
  Depreciation and amortization                             15,270         25,311        25,861         13,222
  Provision (benefit) for deferred income taxes              2,047        (25,318)        8,983        (55,438)
  Gain on sale of capital equipment                           (435)          (870)       (4,286)             -
  Pen-based inventory write-off                                  -              -        33,600              -
  Change in operating assets and liabilities, net
      of effects of acquisition:
    Accounts receivable                                      4,620        (58,714)      (86,290)       (97,059)
    Inventories                                             59,130         22,260       (19,808)       (59,809)
    Other current assets                                   (17,318)        12,798         3,317           (552)
    Accounts payable and accrued expenses                   22,557          1,446       (14,093)       137,496
    Income taxes payable                                     1,713         (2,266)      (17,377)        28,230
    Other current liabilities                               27,187          6,546        (3,573)        19,785
  Exchange (gains) losses                                    2,907         (1,658)        2,097           (555)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities               $ (107,328)    $ (119,774)   $  (40,260)    $  (68,418)
==========================================================================================================================

                            See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

--------------------------------------------------------------------------------------------------------------------------
                                                           Six Months                 Fiscal Year Ended
                                                              Ended        --------------------------------------
                                                           December 30,        July 1,       July 2,        July 3,
(In thousands)                                                1995              1995          1994           1993
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

Issuance to related party of a five-year option to
  purchase 4.4 million shares of common stock at an
  exercise price of  $.01 per share principally in
  exchange for a guaranty on a two-year $200 million
  line of credit, and a two-year vendor line of $100
  million                                                  $   31,045       $       -     $       -       $       -
==========================================================================================================================
The Company purchased certain assets relating to
  Tandy Corporation's personal computer operations
  effective June 30, 1993.  In addition, the Company
  purchased certain assets relating to Tandy/GRiD
  France's personal computer operations effective
  September 1, 1993.  In conjunction with the
  acquisitions, liabilities were assumed as follows:

  Fair value of assets acquired                            $       -        $     -       $  16,571       $ 151,000
  Note payable and cash due Tandy                                  -              -          (6,720)       (105,000)
--------------------------------------------------------------------------------------------------------------------------
  Liabilities assumed                                      $       -        $     -       $   9,851       $  46,000
==========================================================================================================================

Tax benefit of employee stock options                      $       -        $     -       $   1,823       $   3,980
==========================================================================================================================

                     See accompanying notes.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
  The accompanying consolidated financial statements include the accounts of AST Research, Inc. ("Company") and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Business
  The Company designs, manufactures, markets, services and supports a variety of personal computers, including desktop, notebook, and server systems marketed under the Advantage!, Bravo, Premmia, Ascentia and Manhattan brand names.

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

Fair Values of Financial Instruments
  Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or on borrowing rates currently available to the Company for loans with similar terms or maturity. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. The estimated fair value amounts disclosed in Note 8 have been determined by the Company using available market information.
However, considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Inventories
  Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment
  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

-------------------------------------------------------------------------------------------------
        Buildings                                                                       40 years
        Machinery and equipment                                                        3-5 years
        Furniture and fixtures                                                           5 years
        Leasehold improvements                 Shorter of 5 years or remaining term of the lease
-------------------------------------------------------------------------------------------------

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets
  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. During the fiscal year ended July 1, 1995, the Company elected the early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Prior to the adoption of SFAS No. 121, the carrying value of goodwill was reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period.

  In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at December 30, 1995. The Company's analysis at December 30, 1995 has been based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value if lower than the carrying value. The Company would then be required to make a determination of the fair value of its long-lived assets. The Company is unable to predict whether any write-down would be required in such circumstances. The Company's historical results of operations and its cash flows in transition period 1995 and in fiscal years 1995, 1994 and 1993 indicate that it is at least reasonably possible that such circumstances could arise in fiscal year 1996.

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

Advertising Costs
  Advertising costs are expensed as incurred. Advertising expense for the six months ended December 30, 1995, and for the years ended July 1, 1995, July 2, 1994 and July 3, 1993 was $32,795,000, $59,262,000, $41,138,000 and $28,582,000,
respectively.

Warranty Costs
  The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Other accrued liabilities" in the accompanying consolidated balance sheets.

Deferred Grants
  During fiscal year 1994, the Company obtained various grants from the Industrial Development Authority of the Republic of Ireland. These grants include employment, training and capital grants and extend through December 1996. Employment grants are amortized into income over a period of one year. Employee training grants are recognized in income in the period in which the training costs are incurred by the Company. Grants for the acquisition of property and equipment are deferred and recognized in income on the same basis as the related property and equipment is depreciated.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  During the six months ended December 30, 1995, fiscal year 1995 and fiscal year 1994, the Company recorded approximately $2.1 million, $8.0 million and $5.1 million, respectively, in grant funds received or receivable. The amount deferred under these grants at December 30, 1995, July 1, 1995 and July 2, 1994 was $6.0 million, $6.7 million and $4.5 million, respectively, and is included in "Other accrued liabilities" in the accompanying consolidated balance sheets. Total grant amounts amortized into income during the six-month period ended December 30, 1995, fiscal year 1995 and fiscal year 1994 were $2.8 million, $5.8 million and $0.6 million, respectively.

  The Company has a ten year contingent liability to repay, in whole or in part, grants received under certain circumstances pursuant to the Capital and Employment Grant Agreements which began February 1994. In addition, the Company has a five year contingent liability under the Employment Grant Agreement from the date of first payment to repay employment grants paid in respect to any job if such job remains vacant for a period in excess of six months. At December 30, 1995, the Company also has eight years remaining on a one million Irish pounds (U.S. $1.6 million) ten year contingent liability related to the purchase of the manufacturing facility which began in November 1993 and is payable in the event that the Company terminates operations in Ireland.

Income Taxes
  The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing country based on the current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," that the ultimate realization of net deferred tax assets is more likely than not. In making such determination, the Company considers estimated future reversals of existing taxable temporary differences, estimated future earnings and available tax planning strategies. To the extent that the estimates of these items are reduced or not realized, the amount of the deferred tax assets considered realizable could be adversely affected.

  Incremental United States income taxes have not been provided on $84.3 million of cumulative undistributed earnings of the Company's foreign subsidiaries. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability. As a result of the restructuring plan completed in the second quarter of the six-month period ended December 30, 1995 (Note 3), the Company provided for U.S. taxes on $98.9 million of undistributed foreign earnings that management believes will no longer be indefinitely reinvested in non-U.S. operations.

  During fiscal year 1993, the Company elected the early adoption of the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." This change had no material effect on the net loss previously reported in fiscal year 1993.

Per Share Information
  Primary and fully diluted loss per share have been computed based upon the weighted average number of common shares outstanding.

  Primary net income per common share has been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The fully diluted per share calculation assumes, in addition to the above, that the Company's Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans
  The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

NOTE 2.  CHANGE IN FISCAL YEAR-END

  The Company operates within a conventional 52/53 week accounting fiscal year. On October 26, 1995, the Company changed its fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31, with the exception of certain foreign subsidiaries that will operate on a December 31 fiscal year-end. The change was made in order to align the Company's year-end with that of its largest shareholder, Samsung Electronics Co. Ltd. ("Samsung"). The change in fiscal year is effective for the six months ended December 30, 1995 ("transition period" or "transition period 1995"). Transition period 1995 included 26 weeks. The fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993 included 52, 52 and 53 weeks, respectively.

  The following sets forth the results of operations for the transition period ended December 30, 1995, and the unaudited results of operations for the six months ended December 31, 1994, the prior period comparable to the transition period:

------------------------------------------------------------------------------
                                                                (Unaudited)
                                               Six Months        Six Months
                                                 Ended             Ended
                                              December 30,      December 31,
(In thousands, except per share amounts)          1995              1994
------------------------------------------------------------------------------
Net sales                                     $ 1,016,283       $ 1,135,605
Gross profit (loss)                               (16,875)          103,617
Operating loss                                   (215,196)          (68,282)
Loss before income taxes                         (225,006)          (75,938)
Income tax benefit                                      -           (14,808)
Net loss                                         (225,006)          (61,130)
Net loss per share                            $     (5.27)      $     (1.89)
------------------------------------------------------------------------------

NOTE 3.  ACQUISITIONS AND RESTRUCTURING

  In June 1993, the Company acquired certain assets and assumed certain liabilities relating to Tandy Corporation's ("Tandy") personal computer manufacturing operations and the GRiD North American and European sales divisions. In September 1993, the Company also purchased certain assets and assumed certain liabilities of Tandy/GRiD France. The total purchase price (including Tandy/GRiD France) was $111.7 million and included a cash payment of $15 million and a three-year promissory note in the principal amount of $96.7 million. The acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheets based upon their estimated fair values at the transactions' effective dates. The Company's consolidated statements of operations include the revenues and expenses of the acquired businesses after the effective dates of the respective transactions.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3.  ACQUISITIONS AND RESTRUCTURING (CONTINUED)

  Restructuring charges of $125 million were recorded in June 1993 in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations. During fiscal year 1994, the Company completed most of its restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal year 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal year 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of restructuring accrual remained on the Company's consolidated balance sheet. During fiscal year 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal year 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained on the Company's consolidated balance sheet. During transition period 1995, the Company incurred cash expenditures of approximately $1.3 million related primarily to the closure of its Fountain Valley, California manufacturing facility and at December 30, 1995, $9.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. The remaining accrual consists of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of. The Company believes that these restructuring activities were necessary in order to reorganize its worldwide manufacturing, engineering, sales and service operations as well as reposition its product lines after the June 1993 acquisition of Tandy's personal computer operations.

  In the second quarter of transition period 1995, the Company implemented a restructuring plan, separate and apart from the June 1993 charge, designed to increase its utilization of third party board manufacturing and design and to realign its Asia Pacific manufacturing operations. In accordance with this plan, the Company recorded a restructuring charge of $13.0 million. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs, vendor cancellation charges and lease write-offs for closed offices. The employee severance will include approximately 1,500 employees primarily in semi-skilled and skilled manufacturing positions. Approximately $7.6 million of the charge is expected to involve cash disbursements with the remaining costs primarily relating to reductions in net asset values. During transition period 1995, the Company incurred cash expenditures of approximately $.8 million related to severance payments to terminated employees. At December 30, 1995, approximately $12.2 million of the original restructuring accrual remained on the Company's consolidated balance sheet.

  Although the Company believes that the restructuring activities were necessary, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.


NOTE 4.  COMPOSITION OF SELECTED BALANCE SHEET ACCOUNTS

Inventories
  Inventories consist of the following:

--------------------------------------------------------------------------------
                                   December 30,      July 1,      July 2,
(In thousands)                        1995            1995         1994
--------------------------------------------------------------------------------
Purchased parts                    $  73,012      $  67,296      $  99,959
Work in process                       33,823         36,686         53,765
Finished goods                       145,504        207,487        180,005
--------------------------------------------------------------------------------
Total                              $ 252,339      $ 311,469      $ 333,729
================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4.  COMPOSITION OF SELECTED BALANCE SHEET ACCOUNTS (CONTINUED)

Property and Equipment
  Property and equipment consists of the following:

--------------------------------------------------------------------------------
                                 December 30,      July 1,        July 2,
(In thousands)                       1995           1995           1994
--------------------------------------------------------------------------------
Land                             $  15,961      $  15,961      $  15,729
Buildings                           34,253         34,824         35,547
Machinery and equipment             93,990         88,476         84,004
Furniture and fixtures              13,519         12,860         11,926
Leasehold improvements              13,174         13,140         12,324
--------------------------------------------------------------------------------
Total                            $ 170,897      $ 165,261      $ 159,530
================================================================================

Other Assets
  Other assets consist of the following:

--------------------------------------------------------------------------------------------------------
                                                                December 30,     July 1,        July 2,
(In thousands)                                                      1995          1995           1994
--------------------------------------------------------------------------------------------------------
Deferred income taxes                                           $  44,016      $ 33,585      $      -
Credit line guaranty, less accumulated amortization of $506
at December 30, 1995                                               32,519             -             -
Goodwill, less accumulated amortization of $8,218, $6,615
  and $3,479 at December 30, 1995, July 1, 1995 and
  July 2, 1994, respectively                                       24,250        25,853        29,220
Patents, licenses and other intangibles, less accumulated
  amortization of $3,672, $2,130 and $436 at December
  30, 1995, July 1, 1995 and July 2, 1994, respectively            10,890        11,382         1,179
Other, net                                                          8,021         8,294         5,813
--------------------------------------------------------------------------------------------------------
Total                                                           $ 119,696      $ 79,114      $ 36,212
========================================================================================================

Other Current Accounts
  Prepaid value added taxes of $22.2 million were included in "Other current assets," and amounts payable for value added taxes of $45.3 million were included in "Other accrued liabilities" at December 30, 1995.

NOTE 5.  FINANCING ARRANGEMENTS

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement (Note 7), with a final maturity date of December 25, 1996. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus
 .25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. At December 30, 1995, there was $75 million outstanding as borrowings under this credit facility at an interest rate of 8.50% per annum. The weighted average interest rate on total short-term borrowings as of December 30, 1995, July 1, 1995 and July 2, 1994 was 8.50%, 8.22% and 7.01%,
respectively.   On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. All other terms of the credit agreement remained unchanged.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

-----------------------------------------------------------------------------------------------------------------------
                                                                              December 30,      July 1,       July 2,
(In thousands)                                                                    1995           1995          1994
----------------------------------------------------------------------------------------------------------------------
Liquid Yield Option Notes (zero coupon convertible subordinated notes) due
  2013, less original issue discount of $191,063, $194,232 and $200,334, at December 30, 1995, July 1, 1995 and July 2, 1994, respectively,
  5.25% yield to maturity                                                     $ 123,937      $ 120,768     $ 114,666

Promissory note payable, interest due annually at current rate
  of 5.00%, principal due July 1996                                              90,000         96,720        96,720

Other notes payable due in various installments through April 2002                3,964          4,156         4,306
----------------------------------------------------------------------------------------------------------------------
                                                                                217,901        221,644       215,692
Less current portion of long-term debt                                          (92,361)        (2,420)         (398)
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                $ 125,540     $  219,224     $ 215,294
======================================================================================================================

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof. The Company has made no decision as to whether it will meet these future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Stock Purchase Agreement and ownership by Samsung of approximately 40% of the common stock of the Company (Note 7) does not have any impact on the terms of the LYON securities. In addition, the potential increase in ownership by Samsung to 45% assuming exercise of its option on 4.4 million shares of common stock (Note 7) would not have any impact on the terms of the LYONs.

  In connection with the Tandy acquisition, the Company issued a $96.7 million promissory note to Tandy Corporation which is due on July 11, 1996. Interest due related to fiscal year 1995 was paid on July 11, 1995 at a rate of 4.94% per annum. The interest rate was adjusted to 5.00%, effective July 11, 1995, based on the lower of either 5% or the "lowest three month rate" within the meaning of
Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once per year on July 11th and there are no sinking fund requirements. The note also required the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note was convertible, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. Under the terms of the Stock Purchase Agreement (Note 7), Samsung agreed to provide a letter of credit to support the promissory note due to Tandy Corporation replacing the Company's letter of credit and to provide funds to satisfy $75 million of the note obligation upon maturity of the note.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6.  LONG-TERM DEBT (CONTINUED)

  On August 23, 1995, the Company and Tandy Corporation amended the terms of the $96.7 million promissory note. Pursuant to such amendments, the Company paid $6.7 million on August 25, 1995, thereby reducing the note balance to $90 million. Tandy allowed the substitution of a letter of guarantee from both Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. for the letter of credit previously required from the Company. Additionally, the maximum principal amount of the note that may be converted, at the option of the Company, into common stock of the Company upon maturity of the note, based upon its then fair market value as defined in the note, was reduced to $30 million. All other terms of the promissory note remained unchanged.

  Principal repayments on long-term debt required in fiscal years 1996, 1997, 1998, 1999 and 2000 are $92,361,000, $307,000, $302,000, $302,000 and $302,000,
respectively.

NOTE 7.  SHAREHOLDERS' EQUITY TRANSACTIONS

  On February 27, 1995, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Samsung providing for a significant minority ownership interest in the Company of approximately 40%. On June 30, 1995, the Company's shareholders approved the strategic investment and all regulatory approval was received as of July 1, 1995. Under the terms of the Purchase Agreement, as amended by Amendment No. 1 thereto dated June 1, 1995, and Amendment No. 2 thereto dated July 29, 1995, Samsung purchased 6.44 million newly issued shares of common stock from the Company, representing 19.9% of the then outstanding shares of common stock, at $19.50 per share and commenced a cash tender offer to purchase 5.82 million shares of common stock from the Company's shareholders, representing 18% of the then outstanding shares of common stock, at $22 per share. Concurrently with the acceptance of the shares for purchase under the tender offer, Samsung also purchased 5.63 million additional newly issued shares of common stock from the Company at $22 per share so that its aggregate ownership interest in the Company, after completion of all of the purchases, was approximately 40%. On July 31, 1995, the transaction was completed and the Company received net proceeds of approximately $240 million.

  On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, principally including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors. The issuance of the option increases Samsung's potential ownership in the Company to approximately 45%. The benefits received in exchange for the option were recorded in "Other assets" based on the fair value of the option at the date of issuance, or $31 million. In connection with this agreement, the Company incurred professional fees of approximately $2 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1997. During transition period 1995, approximately $.5 million was amortized to interest expense.

NOTE 8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts
  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations by utilizing a limited hedging strategy which includes the use of foreign currency borrowings, the netting of foreign currency assets and liabilities and forward exchange contracts. The actual gain or loss associated with forward exchange contracts are limited to the contract amount multiplied by the value of the exchange rate differential between the time the contract is entered into and the time it matures. The Company typically holds all of its contracts until maturity and enters forward contracts ranging in maturity dates from one

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8.  FINANCIAL INSTRUMENTS (CONTINUED)

to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statement of operations, and any premium or discount is recognized over the life of the contract. Some foreign locations, such as the People's Republic of China ("PRC"), do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposure to foreign currency fluctuations.

  The Company held forward exchange contracts maturing at various dates through April 1996 with a face value of approximately $162.0 million at December 30, 1995, $162.0 million at July 1, 1995 and $143.0 million at July 2, 1994, which approximate the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. For the transition period ended December 30, 1995, and for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, a net foreign currency transaction loss of $2.9 million, gain of $1.7 million, loss of $2.1 million and gain of $.6 million, respectively, is included in the caption "Other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency borrowings at December 30, 1995, July 1, 1995 and July 2, 1994, totaled $4.0 million, $4.2 million and $3.8 million, respectively.

Fair Values of Financial Instruments
  The estimated fair values of financial instruments are as follows:

-------------------------------------------------------------------------------------------------------------------
                                       December 30, 1995            July 1, 1995              July 2,1994
                                   ------------------------   -----------------------   ----------------------
                                     Carrying   Estimated      Carrying   Estimated       Carrying   Estimated
(In thousands)                        Amount    Fair Value      Amount    Fair Value       Amount    Fair Value
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents           $ 125,387   $ 125,387     $  95,825   $  95,825      $ 153,118   $ 153,118
Short-term borrowings                 (75,000)    (75,000)     (156,000)   (156,000)       (50,000)    (50,000)
Current portion of long-term debt     (92,361)    (92,361)       (2,420)     (2,420)          (398)       (398)
Long-term debt:
  Liquid Yield Option Notes          (123,937)   (107,100)(a)  (120,768)   (103,950)(a)   (114,666)    (91,350)(a)
  Other                                (1,603)     (1,603)      (98,456)    (98,456)      (100,628)   (100,628)
Forward exchange contract liability      (370)       (370)         (611)       (611)        (4,830)     (4,830)
-------------------------------------------------------------------------------------------------------------------

(a) Based on quoted market price as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." While the Company's Liquid Yield Option Notes ("LYONs") are publicly traded debt instruments (NASDAQ symbol "ASTAL"), actual trading volume in the LYONs has been very small and the Company does not believe that prices quoted by the NASDAQ National Market System accurately reflect the true cost of repurchasing the LYONs. The Company also does not believe that a significant number of LYONs would be available for sale at prices quoted on the NASDAQ System. There are a total of 315,000 par value LYONs issued and outstanding at December 30, 1995. Additionally, under the terms of the LYONs, the holder of a LYON may require the Company to purchase its LYONs on the Purchase Dates, as defined, or 35 business days after the occurrence of any change in control of the Company (Note 6), at a price equal to the original issue price plus accrued original issue discount through each such date. Therefore, while the quoted market price of the LYONs can vary due to changes in the Company's common stock price impacting the value assigned to the conversion feature of the LYONs, the Company believes that a better representation of the estimated fair value of the debt associated with the LYONs is equal to the original issue price of the LYONs plus the accrued original issue discount at the stated rate of 5.25%, compounded semi-annually. Thus, the Company believes a better estimate of the fair value of the LYONs at December 30, 1995, July 1, 1995 and July 2, 1994 is $123.9 million, $120.8 million and $114.7 million, respectively.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8.  FINANCIAL INSTRUMENTS (CONTINUED)

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

  The Company distributes its products through various distribution channels, including independent resellers, dealers, national distributors, national reseller organizations, OEMs, U.S. Government approved dealers and consumer retailers. Concentrations of credit risk are generally limited due to the Company's broad range of distribution channels and the Company's geographically diverse customer base. However, sales in certain European countries and into the PRC are to a more limited customer base comprised primarily of larger entities which may be affected by, among other things, the economic conditions and/or political occurrences within the region. Sales into the PRC for transition period 1995, fiscal year 1995, fiscal year 1994 and fiscal year 1993 accounted for approximately 7%, 5%, 6% and 11%, respectively, of the Company's total revenues.

  The Company's sales are primarily to customers whose activities are related to the retail, consumer electronics or personal computer industries. Therefore, the Company's ability to collect trade receivables may be adversely affected by changes or conditions impacting these industries. Credit limits, credit insurance, ongoing credit evaluations and account monitoring procedures are utilized to various degrees to attempt to reduce the risk of loss on the Company's accounts receivable. No single customer accounted for more than 10% of the Company's net sales for transition period 1995, or for fiscal years 1995, 1994 or 1993.

NOTE 9.  INCOME TAXES

The income tax provision (benefit) is based on income (loss) before income taxes as follows:

-------------------------------------------------------------------------------------
                              Six Months                Fiscal Year Ended
                                Ended        --------------------------------------
                             December 30,       July 1,       July 2,      July 3,
 (In thousands)                  1995            1995          1994         1993
-------------------------------------------------------------------------------------
 U.S.                        $ (139,438)     $ (103,930)    $ 16,534    $ (63,255)
 Foreign                        (85,568)        (19,435)      29,778       (1,983)
-------------------------------------------------------------------------------------
                             $ (225,006)     $ (123,365)    $ 46,312    $ (65,238)
=====================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9.  INCOME TAXES (CONTINUED)

The components of the income tax provision (benefit) are as follows:

---------------------------------------------------------------------------------
                             Six Months              Fiscal Year Ended
                               Ended       ------------------------------------
                            December 30,      July 1 ,     July 2,     July 3,
 (In thousands)                 1995           1995         1994        1993
---------------------------------------------------------------------------------
Current:
 Federal                     $  2,033     $    (700)     $ (2,781)    $  36,461
 State                            107          (124)         (201)        1,116
 Foreign                       (4,187)        2,086         9,002         6,361
---------------------------------------------------------------------------------
                               (2,047)        1,262         6,020        43,938
---------------------------------------------------------------------------------
Deferred:
 Federal                         (249)      (19,971)        8,532       (54,424)
 State                            (50)       (3,722)          105        (3,108)
 Foreign                        2,346        (1,625)          346         2,094
---------------------------------------------------------------------------------
                                2,047       (25,318)        8,983       (55,438)
---------------------------------------------------------------------------------
                             $      -     $ (24,056)     $ 15,003     $ (11,500)
=================================================================================

  Deferred taxes reflect the impact of future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. These temporary differences are determined in accordance with SFAS No. 109. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 30, 1995, July 1, 1995 and July 2, 1994 are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                           December 30, 1995            July 1, 1995               July 2,1994
                                        ----------------------    -----------------------    -----------------------
(In thousands)                             Assets   Liabilities     Assets   Liabilities       Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------
Inventory reserves                     $   12,726   $       -      $  11,178   $      -      $  16,968    $      -
Accrued liabilities                        14,367           -         14,834          -         14,224           -
Undistributed foreign earnings,
 net of foreign tax credit                      -     (21,976)             -          -              -           -
Restructuring charge                        3,671           -          4,055          -          5,365           -
Warranty reserves                           9,868           -          4,857          -          5,201           -
State income taxes                              -      (1,031)             -     (1,750)             -        (914)
Goodwill and intangibles amortization           -      (1,441)             -     (1,762)             -      (2,524)
Net operating loss carryforwards          147,684           -         72,362          -         27,366           -
Other                                      14,488        (244)        10,488       (422)         9,352        (274)
-----------------------------------------------------------------------------------------------------------------------
Total deferreds                           202,804     (24,692)       117,774     (3,934)        78,476      (3,712)
Valuation allowance                      (114,601)           -       (48,282)         -        (34,524)          -
-----------------------------------------------------------------------------------------------------------------------
                                       $   88,203   $ (24,692)     $  69,492   $ (3,934)     $  43,952    $ (3,712)
=======================================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9.  INCOME TAXES (CONTINUED)

  The Company has established a valuation allowance against its deferred tax assets at December 30, 1995, July 1, 1995 and July 2, 1994 of $114.6 million, $48.3 million and $34.5 million, respectively, in accordance with the provisions of SFAS No. 109. The $66.3 million increase in this valuation allowance is primarily the result of management's determination that it is more likely than not that the increased deferred tax asset resulting from the transition period operating loss will not be realized.

  In determining the actual amount of the valuation allowance required to be established, the Company has primarily relied upon its ability to generate future taxable income using available tax planning strategies involving the potential sale of certain appreciated assets. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable.

  The income tax provision (benefit) differs from the amounts computed by applying the statutory federal income tax rate as follows:

---------------------------------------------------------------------------------------------------------------
                                                          Six Months                 Fiscal Year Ended
                                                            Ended        --------------------------------------
                                                          December 30,     July 1,       July 2,       July 3,
 (In thousands)                                               1995           1995         1994          1993
---------------------------------------------------------------------------------------------------------------
Statutory federal income tax provision (benefit)           $ (78,752)    $ (43,178)    $ 16,209     $ (22,181)
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit                      43        (2,208)        (137)       (1,312)
  Tax on undistributed foreign earnings                       34,631             -            -             -
  Foreign income taxed at different rates                      5,642         5,692      (10,005)       (7,635)
  Losses producing no current tax benefit                     38,870        15,916        8,589         8,307
  Adjustment to deferred assets and liabilities for
   change in tax rate                                              -             -       (1,266)            -
  Restructuring charge producing no current tax benefit            -             -            -        12,748
  Other, net                                                    (434)         (278)       1,613        (1,427)
---------------------------------------------------------------------------------------------------------------
                                                           $       -     $ (24,056)    $ 15,003     $ (11,500)
===============================================================================================================

  The Company's manufacturing operations in Taiwan and the PRC operate under complete or partial tax holidays which expire in 1997 and 1999, respectively. The aggregate dollar amount and per share effect of these tax holidays were immaterial for transition period 1995 and for fiscal years 1995, 1994 and 1993.

  In determining the provision (benefit) for income taxes for transition period 1995, the Company has utilized approximately $4 million of prior year net operating loss ("NOL") carryforwards to reduce the amount of taxes otherwise payable for such year. The Company has $389 million of remaining NOL carryforwards which it expects will be available to offset future taxable income. Approximately $158 million of such carryforwards relate to foreign operations in various taxing jurisdictions of which $76 million expire in years 1996 through 2005 and $82 million have no expiration date. The remaining $231 million of such carryforwards relate to U.S. operations and expire in the years 2010 and 2011. Utilization of these U.S. NOL carryforwards to offset future taxable income in any particular year could be limited should the Company undergo a 50% "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, within a three year measurement period. Any limitation pursuant to these provisions would be effective for all tax years starting with the year of ownership change. As of December 30, 1995, the Company has experienced an ownership change for purposes of this limitation of approximately 40% as a direct result of the investment by Samsung pursuant to the Stock Purchase Agreement (Note 7).

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9.  INCOME TAXES (CONTINUED)

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

NOTE 10.  BENEFIT PLANS

Profit Sharing Plan
  During 1983, the Company established a profit sharing plan for all employees. The plan is a noncontributory, defined contribution plan that provides for contributions from the Company based on eligible compensation. The Company's contributions are determined at the discretion of the Board of Directors and are not to exceed income before provision for income taxes and profit sharing expense. The Company did not contribute to the plan for transition period 1995 or for the years ended July 1, 1995, July 2, 1994 and July 3, 1993.

  In 1987, the Company approved a modification to the profit sharing plan that added a 401(k) employee savings program. Under the 401(k) plan, the Company is obligated to contribute matching amounts for employee contributions equal to 100% on the first 2% of employee salary contributions and 50% on the next 4% of employee salary contributions. Company contributions generally vest over five years from the date of the employee's eligibility to participate. The Company contributed approximately $1,061,000 to the plan for the transition period ended December 30, 1995. The Company's contributions for the years ended July 1, 1995, July 2, 1994 and July 3, 1993 amounted to $2,456,000, $2,064,000 and
$1,679,000, respectively.

Employee Bonus Plans
  Pursuant to the Employee Bonus Plan, all employees of the Company are eligible to receive, on a quarterly basis, a percentage of their base compensation as a cash bonus. The percentage paid is at the discretion of management and is limited to a maximum of 15% of the respective employee's base quarterly compensation. For transition period 1995 and fiscal year 1995, no bonuses were paid. Bonuses paid for the fiscal years ended July 2, 1994 and July 3, 1993 were $1,954,000 and $1,568,000, respectively.

  The Company also has a performance based management incentive plan for officers and key employees. Bonuses under the plan are distributed to officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. For transition period 1995 and fiscal year 1995, no bonuses were paid. Bonuses paid for the fiscal years ended July 2, 1994 and July 3, 1993 were $1,920,000 and $3,928,000, respectively.

Stock Plans
  The Company has four employee stock plans, adopted in 1983, 1985, 1989 and 1995, and two non-employee director stock plans adopted in 1991 and 1994 (the "Plans"). The Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan - 1983 (the "1983 Plan"), as amended in 1984, 1985 and 1987, provided for the granting of options or rights to purchase up to an aggregate of 3,600,000 shares of the Company's common stock to officers, directors, employees and others. The 1983 Plan expired in November 1993, except as to options then outstanding. At December 30, 1995, 17,400 options remained outstanding at exercise prices ranging from $18.75 to $21.50 per share.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10.  BENEFIT PLANS (CONTINUED)

Stock Plans (continued)
  In 1985, the Company adopted the Chief Executives' Plan (the "CE Plan"). The CE Plan, as amended in 1987, provided for an aggregate of 1,200,000 shares of the Company's common stock to be available to the chief executive officers, which include the president and executive vice presidents of the Company, and such other officers that the Board of Directors might specifically designate as a "chief executive officer" for purposes of the CE Plan. In 1995, the CE Plan was terminated, except as to options then outstanding. At December 30, 1995, 200,000 options remained outstanding and were exercisable at an exercise price of $3.50 per share.

  The 1989 Long-Term Incentive Program (the "1989 Program"), as amended in
1992, provides for the granting of stock options, stock appreciation rights, restricted stock and performance units. The amendment, as adopted by the Board and approved by a shareholder vote, annually increases shares authorized to be issued by 2% of the number of common shares outstanding at each fiscal year-end. Under the 1989 Program, options granted become exercisable at the discretion of the Board of Directors or Compensation Committee and expire ten years from the date of grant. No stock appreciation rights or performance units have been granted under the 1989 Program.

  The Company's 1991 Stock Option Plan for Non-Employee Directors (the "Non-Employee Option Plan"), as amended in 1995, provides for an initial grant of options to purchase 20,000 shares of the Company's common stock to each newly appointed non-employee director. In addition, on January 1 each year, each participant will receive an option to purchase 12,000 shares of common stock. The aggregate number of shares that may be issued under the Plan is 500,000. Options vest equally over four years commencing on the first anniversary of the date of grant. Each option is exercisable at 100% of the common stock's fair market value on the date of grant.

  In 1994, the Company adopted the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors. The Plan, as amended in 1995, provided for the grant of an option to purchase 50,000 shares of common stock to each non-employee member of the Company's Board of Directors on July 1, 1994. At December 30, 1995, 150,000 options remained outstanding and were exercisable at an exercise price of $14.25 per share.

  In 1995, the Company adopted the President's Plan. The President's Plan provides for an aggregate of 1,000,000 shares of the Company's common stock to be available to the President of the Company. At December 30, 1995, non-statutory options covering 1,000,000 shares have been granted to the President of the Company at the closing market price on the date of grant. Of the options granted, 300,000 vest equally over four years commencing on the first anniversary of the date of grant. The remaining 700,000 options vest equally over eight years commencing on the first anniversary of the date of grant, with acceleration of vesting possible in the event of certain Company stock price performance targets are achieved.

The following table summarizes transition period 1995 stock option activity under all of the stock plans:

------------------------------------------------------------------------------------
                                                            Number of Options
                                     Price range       --------------------------
                                      of shares         Under      Available for
                                     under option       grant       future grant
------------------------------------------------------------------------------------
Outstanding at July 1, 1995        $ 3.50  -  $ 31.63      4,481,975    1,652,631
Authorized                                 -                       -    2,143,588
Granted                              8.38  -    15.88      2,579,425   (2,579,425)
Exercised                            3.50  -    11.44       (196,900)           -
Canceled                             5.50  -    28.75     (1,345,625)   1,345,625
Plan shares expired                        -                       -     (794,675)
------------------------------------------------------------------------------------
Outstanding at December 30, 1995   $ 3.50  -  $ 31.63      5,518,875    1,767,744
====================================================================================

Exercisable at December 30, 1995   $ 3.50  -  $ 31.63      2,183,574            -
====================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10.  BENEFIT PLANS (CONTINUED)

Stock Plans (continued)
  At December 30, 1995, 7,286,619 shares of the Company's common stock were reserved for issuance under the stock option plans.

  In December 1990, the Board of Directors authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to its then non-employee directors. At December 30, 1995, 40,000 of these warrants remained outstanding and were exercisable at an exercise price of $13.88 per share. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock to the Company's then Chairman of the Board. At December 30, 1995, 37,500 of these warrants remained outstanding and were exercisable at an exercise price of $13.50 per share.

  As a result of completing the transaction with Samsung effective July 31, 1995 (Note 7), unvested options granted to executive officers to purchase 754,500 shares of common stock under the 1989 Program at prices ranging from $11.44 to $21.50 became immediately exercisable. In addition, unvested options granted to non-employee directors to purchase 175,000 shares of common stock under the 1994 One-Time Grant Stock Option Plan for Non-Employee Directors at $14.25 per share and warrants issued on July 27, 1992 to purchase 25,000 shares of common stock at $13.50 per share became immediately exercisable.

  On October 26, 1995, all outstanding stock options held by employees other than corporate officers or Board members were repriced with a new exercise price of $9.38 per share, the closing market price on that date, subject to the condition that the options are not exercised and employment is not terminated prior to October 26, 1996. The number of shares and vesting schedule of the new option grants is the same as that of the old options replaced. The Company initiated this repricing arrangement in order to retain and motivate key employees as part of an effort to successfully implement the Company's turnaround plan. In conjunction with the repricing, all affected options outstanding under the 1983 Plan were made available for cancellation and reissuance under the 1989 Program. A total of 2,108,173 options with exercise prices ranging from $12.75 to $31.63 were repriced.

NOTE 11.  SHAREHOLDER RIGHTS PLAN

  On June 30, 1989, the Board of Directors adopted a Shareholder Rights Plan which is intended to protect shareholders from unfair takeover practices. Under the Plan, each share of common stock carries one right to obtain additional stock or other property according to terms provided in the Plan. The rights are not exercisable or separable from the common stock until another party acquires at least 15% of the Company's then outstanding common stock or commences a tender offer for at least 15% of the Company's then outstanding common stock.

  In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 15% or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive, at the then current exercise price, common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a shareholder of the Company, including, without limitation, the rights to vote as a shareholder or receive dividends. The rights, which expire on June 30, 1999, may be redeemed by the Company at a price of $0.01 per right. At December 30, 1995, 500,000 of the 1,000,000 authorized but unissued preferred shares of the Company are reserved for issuance upon exercise of these rights.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11.  SHAREHOLDER RIGHTS PLAN (CONTINUED)

  As a condition to entering into the Purchase Agreement with Samsung, the Company amended the Shareholder Rights Plan to allow Samsung, in accordance with the terms and conditions of the Stockholder Agreement between the Company and Samsung dated July 31, 1995, to acquire, without additional Board or Stockholder approval and without triggering the Plan, up to 49.9% of the common stock during the first four years of its investment, and after the standstill period, which now ends December 15, 1998, up to 66.67% of the common stock except that such limits shall not apply to any acquisition by Samsung made pursuant to a cash tender offer for all equity securities not owned by Samsung and/or its affiliates.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
  The Company leases its field offices, certain equipment, automobiles and most of its operating facilities under operating lease agreements. The Company also has capital leases for certain equipment. Future minimum lease payments under these leases approximate the following amounts:

--------------------------------------------------------------------------------
                                            Lease Obligations
(In thousands)                            -------------------------
Fiscal Year                                Capital       Operating
--------------------------------------------------------------------------------
  1996                                      $   302      $ 14,538
  1997                                          302        10,803
  1998                                          302         8,380
  1999                                          302         4,986
  2000                                          302         2,075
  Thereafter                                    390        18,771
--------------------------------------------------------------------------------
Total minimum lease payments                $ 1,900      $ 59,553
================================================================================

  At December 30, 1995, the net present value of obligations under capital leases totaled $1,900,000 and are included in long-term and/or current portion of long-term debt in the accompanying consolidated balance sheet. At December 30, 1995, the assets held under capital leases total $3,754,000, net of $134,000 in accumulated depreciation, and are included in land and buildings in the accompanying consolidated balance sheet.

  Rent expense for transition period 1995, and for the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, was approximately $5,070,000,
$11,125,000, $10,588,000 and $9,215,000, respectively.

Royalty Commitments
  The Company has commitments for minimum guaranteed royalties under various licensing agreements which are payable over periods ranging from one to five years. The Company has been notified that certain of its products may also require licenses under patents held by others. The Company evaluates these licensing proposals on a case-by-case basis to determine whether licenses are necessary or desirable. Although these evaluations continue, management is accruing amounts that, in its judgment, represent the potential royalties and/or legal costs of resolving these claims.

Employment Contracts
  Effective July 27, 1993, the Company entered into a separate employment contract (Founder's Agreement) with founder and Chairman of the Board, Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provides for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment is terminated by the Company or by Mr. Qureshey under specified conditions. The maximum contingent liability under this agreement is approximately $4 million.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Contracts (continued)
  The Company maintains Severance Compensation Agreements with its executive officers and its non-officer vice presidents. Such agreements provide for (i) lump sum payments comprised of up to two years of salary and bonus and certain other benefits for executive officers, or one year of salary and bonus and certain other benefits for vice presidents who are not executive officers and
(ii) acceleration of the vesting of stock options upon a "change of control" of the Company and termination of the covered employee for reasons specified in the contract. The aggregate commitment under these Severance Compensation Agreements should all covered employees be terminated is approximately $7.8 million.

  The Company has a severance policy for its executive officers which, in the event of an involuntary termination other than in connection with a "change in control," generally requires the Company to pay its President severance equal to two years of salary and its other executive officers' severance equal to six months of salary plus an additional month of salary for each year of employment with the Company, up to a maximum of 12 months. Benefits are also continued during this period.

Other Contingencies
  On March 3 and March 14, 1994, complaints were filed by two shareholders against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The complaints were filed in the United States District Court for the Central District of California. On September 12, 1994, a complaint was filed by a shareholder against the Company and certain of its officers and directors requesting certification of class action, asserting claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures and seeking unspecified compensatory damages and related fees and costs. The September 12, 1994 complaint was filed in the United States District Court for the Central District of California under the case name Steven
A. Kornfeld v. James L. Forquer, et al. On October 6, 1994, a complaint was filed by a shareholder in the United States District Court for the Central District of California. The October 6, 1994 complaint named the Company and certain of its officers and directors as defendants, asserted claims under state and federal securities laws based on allegations that the Company made inadequate and false disclosures, and sought unspecified compensatory damages and related fees and costs. The cases with complaints filed on March 3, 1994, March 14, 1994 and October 6, 1994 were consolidated under the case name In re AST Research Securities Litigation. The In re AST Research Securities Litigation and Kornfeld cases were treated as related cases by the court. A settlement agreement dated August 28, 1995 was signed to end the In re AST Research Securities Litigation and Kornfeld cases, and was preliminarily approved by the court. It required the payment of $12.5 million by the defendants to the plaintiffs. Such amounts were paid in November 1995. Of the settlement amount of $12.5 million, approximately $10.4 million was funded by three insurance carriers. Final approval of the settlement was ordered by the court, but further proceedings are occurring to determine the portion of the settlement amount that will be distributed to class members.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Contingencies (continued)

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleges that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al, filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al, v. Apple Computer Inc., et al, filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 13.  SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the manufacture and sale of personal computers, including desktop, server, and notebook computer systems. The Company currently markets its products through retail computer dealers, consumer retailers, international and regional distributors, value added dealers, and value added resellers.

  At the end of fiscal year 1995, the Company reorganized its worldwide sales organization and internal reporting structure into three major geographical groups: The Americas, which includes the United States and Canada; Europe; and Asia Pacific, which includes Asia, the Pacific Rim and the Middle East. Prior period geographic information has been reclassified in accordance with this new organization.

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

A summary of the Company's operations by geographic area is as follows:

Six months ended December 30, 1995
--------------------------------------------------------------------------------------------------
                                                           Asia
(In thousands)                Americas        Europe       Pacific    Eliminated     Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $   453,054   $   383,304   $   179,925   $          -   $ 1,016,283
Transfers between
  geographic areas              140,797       378,420       419,466       (938,683)            -
--------------------------------------------------------------------------------------------------
Net sales                   $   593,851   $   761,724   $   599,391   $   (938,683)  $ 1,016,283
==================================================================================================
Operating income (loss)     $  (149,180)  $   (47,481)  $   (18,974)  $        439   $  (215,196)
==================================================================================================
Identifiable assets         $   491,243   $   380,769   $   184,030   $          -   $ 1,056,042
==================================================================================================

Year ended July 1, 1995
--------------------------------------------------------------------------------------------------
                                                            Asia
(In thousands)                Americas       Europe        Pacific    Eliminated     Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $ 1,387,442   $   743,561   $   336,780   $          -   $ 2,467,783
Transfers between
  geographic areas              375,500       628,831       902,319     (1,906,650)            -
--------------------------------------------------------------------------------------------------
Net sales                   $ 1,762,942   $ 1,372,392   $ 1,239,099   $ (1,906,650)  $ 2,467,783
==================================================================================================
Operating income (loss)     $   (91,738)  $    (6,362)  $    (7,619)  $         29   $  (105,690)
==================================================================================================
Identifiable assets         $   508,714   $   287,218   $   225,569   $          -   $ 1,021,501
==================================================================================================

Year ended July 2, 1994
--------------------------------------------------------------------------------------------------
                                                            Asia
(In thousands)                Americas       Europe        Pacific    Eliminated     Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $ 1,546,010   $   532,921   $   288,343   $          -   $ 2,367,274
Transfers between
  geographic areas              404,582       251,605       904,204     (1,560,391)            -
--------------------------------------------------------------------------------------------------
Net sales                   $ 1,950,592   $   784,526   $ 1,192,547  $  (1,560,391)  $ 2,367,274
==================================================================================================
Operating income (loss)     $    22,786   $   (20,027)  $    44,025  $       7,205   $    53,989
==================================================================================================
Identifiable assets         $   541,469   $   257,098   $   207,053  $           -   $ 1,005,620
==================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Year ended July 3, 1993
--------------------------------------------------------------------------------------------------
                                                           Asia
(In thousands)                 Americas      Europe      Pacific     Eliminated      Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                  $   854,929   $ 297,312   $   259,909   $          -    $ 1,412,150
Transfers between
  geographic areas               234,815      55,690       752,408     (1,042,913)             -
--------------------------------------------------------------------------------------------------
Net sales                    $ 1,089,744   $ 353,002   $ 1,012,317   $ (1,042,913)   $ 1,412,150
==================================================================================================
Operating income (loss)      $   (69,677)  $ (45,569)  $    42,458   $      8,210    $   (64,578)
==================================================================================================
Identifiable assets          $   574,801   $ 173,028   $   138,330   $          -    $   886,159
==================================================================================================

  In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. The fiscal year 1993 restructuring charge of $125 million is included in operating income (loss) in the geographic areas in which the actual restructuring costs are expected to be incurred. This amount is comprised of $93.3 million in the Americas segment, $25.6 million in the Europe segment and $6.1 million in the Asia Pacific segment. The fiscal year 1994 restructure credit of $12.5 million relates to and is included in the Americas operating income. The transition period 1995 restructuring charge of $13 million relates to and is included in the Asia Pacific operating loss.

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The tables below set forth selected quarterly financial information for transition period 1995, and for fiscal years 1995 and 1994 (in thousands, except per share amounts).

---------------------------------------------------------------------------------------------------------
Six months ended December 30, 1995       First Quarter   Second Quarter
---------------------------------------------------------------------------------------------------------
Net sales                                 $ 403,357        $  612,926
Gross loss                                   (6,769)          (10,106)
Net loss                                    (96,382)         (128,624)
Net loss per share                        $   (2.36)       $    (2.88)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Year ended July 1, 1995                  First Quarter   Second Quarter   Third Quarter   Fourth Quarter
---------------------------------------------------------------------------------------------------------
Net sales                                 $ 495,446        $  640,159       $ 670,176       $ 662,002
Gross profit                                 37,299            66,318          86,942          55,115
Net loss                                    (39,406)          (21,724)         (6,548)        (31,631)
Net loss per share                        $   (1.22)       $     (.67)      $    (.20)      $    (.98)
---------------------------------------------------------------------------------------------------------

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

---------------------------------------------------------------------------------------------------------
Year ended July 2, 1994                 First Quarter   Second Quarter   Third Quarter   Fourth Quarter
---------------------------------------------------------------------------------------------------------
Net sales                                $ 514,409        $ 677,011       $ 591,349        $ 584,505
Gross profit                                85,900          114,566         101,106           46,161
Net income (loss)                            8,232           17,933          13,214           (8,070)
Net income (loss) per share:
  Primary                                $     .26        $     .55       $     .40        $    (.25)
  Fully diluted                          $     .26        $     .54       $     .38        $    (.25)
---------------------------------------------------------------------------------------------------------

  In transition period 1995 and fiscal year 1995, fully diluted per share information is anti-dilutive. In transition period 1995, the quarterly per share amounts do not sum to the per share amounts for the six-month period due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the six-month reporting period. In fiscal year 1994, the quarterly per share amounts do not sum to the per share amounts for the annual reporting period due to differences in the weighted average number of shares outstanding determined by applying the treasury stock method to each quarterly reporting period versus applying the treasury stock method to the annual reporting period. In the fourth quarter of fiscal year 1994, the Company recorded a pretax restructuring credit of $12.5 million.

NOTE 15.  RELATED PARTY TRANSACTIONS

  On July 31, 1995, the Company completed the sale of 12.07 million shares of the Company's common stock to Samsung, receiving net proceeds of approximately $240 million (Note 7).

  On November 22, 1995, Samsung provided a $50 million short-term loan to the Company at an interest rate of 7.3125% per annum. The Company repaid this loan on December 28, 1995.

  On December 21, 1995, the Company issued a five year option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share and allowed Samsung to add an additional member to the Company's Board of Directors, in exchange for additional financial support, principally including a guaranty on a two-year $200 million line of credit and a two-year vendor line of $100 million for component purchases (Note 7).

  During transition period 1995, the Company purchased $144.7 million of components and products from Samsung. Amounts payable to Samsung at December 30, 1995 were $31.6 million.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  HOON CHOO, 50, was appointed a director in July 1995. Currently, Mr. Choo is a consultant to Samsung Semiconductors Inc., a U.S. subsidiary of Samsung. Most recently, Mr. Choo founded A-Cube Systems, in Cupertino, California in July 1994 and continues to provide consulting services to such company. Prior to A-Cube Systems, Mr. Choo served as an Executive Vice President of Hyundai Electronics America from September 1986 to April 1994. In addition, Mr. Choo was Director of Computer Engineering of the Samsung Electronics Computer Division in Korea from December 1981 to August 1986.

  IAN W. DIERY, 46, was named President and Chief Executive Officer and was appointed to the Company's Board of Directors in November 1995. Prior to joining the Company, Mr. Diery served at Apple Computer for six years, most recently as the company's Executive Vice President and General Manager for the Personal Computer Division. Mr. Diery also served as Executive Vice President, Worldwide Sales and Marketing at Apple from July 1992 to July 1993, and Senior Vice President and President of Apple Pacific Division from October 1989 to July 1992. Prior to his tenure at Apple, from August 1978 to August 1989, Mr. Diery served in various executive roles at Wang Laboratories, Inc., including Executive Vice President, Worldwide Field Operations, Senior Vice President, USA Sales Operations, and Senior Vice President, Europe.

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

  KWANG-HO KIM, 56, was appointed a director in July 1995.  Since November
1994, Mr. Kim has served as Vice Chairman, President and Chief Executive Officer of Samsung. Mr. Kim first joined Samsung when Tongyang Broadcasting Co. merged into the Samsung Group in January 1969. In 1978, Mr. Kim was one of the founders of the semiconductor business of Samsung, and was named Vice President in charge of the Research and Development Center for the semiconductor business at Samsung in March 1987. Throughout his career at Samsung, Mr. Kim has held a number of positions in research and development, manufacturing, plant and division management, where he was named President and Chief Executive Officer of the semiconductor business in March 1990, and named President and Chief Executive Officer of Samsung in December 1992. Mr. Kim is currently Chairman of the Korea Semiconductor Industry Association (KSIA).

  YOUNG SOO KIM, 61, was appointed a director in July 1995. Since January 1993, Mr. Kim has served as Corporate Vice President of Samsung. He joined Samsung in August 1987 as Vice President of the semiconductor business and in June 1989 was named President of the Computer and Systems Business. Before joining Samsung, Mr. Kim was Vice President of Honeywell in charge of its Solid State Electronics Division from December 1974 to August 1987.

  JACK W. PELTASON, 72, has served as a director since July 1993. Mr. Peltason has served as President of the University of California from 1992 to 1995, following an eight-year tenure as Chancellor of the University of California, Irvine, a seven-year term as President of the American Council on Education, and a ten-year term as Chancellor at the University of Illinois at Urbana-Champaign. Mr. Peltason is currently on the Board of Directors of Irvine Apartment Communities and serves as a member of the Board of Trustees for the FHP Foundation, Irvine Health Foundation, and Teachers Insurance and Annuity Association.

  SAFI U. QURESHEY, 45, a Company founder, has served as a director since the Company's inception and served as President from the Company's inception through July 1994. In July 1988, Mr. Qureshey was elected Chief Executive Officer and served as such until November 1995. He served as Co-Chairman of the Board from 1988 through June 1992, and was elected Chairman of the Board in November 1993. Mr. Qureshey is currently a member of the President's Export Council (PEC).
This premier national committee advises President Clinton on government policies and programs that affect U.S. trade performance and promotes export expansion. In addition, Mr. Qureshey was awarded the 1995 UCI Medal, the University of California, Irvine's highest honor, for his service and commitment to the university.

  CARMELO J. SANTORO, PH.D., 54, served as Chairman of the Board from June 1992 until November 1993 and has served as a director since September 1990. In November 1993, Dr. Santoro was elected Vice Chairman of the Board and served as such through December 1995. Dr. Santoro is Chairman and Chief Executive Officer of Platinum Software Corporation. Dr. Santoro was President and Chief Executive Officer of Silicon Systems, Inc. from 1982 through 1991 and was Chairman from 1984 through 1989, when Silicon Systems, Inc. was acquired by TDK Corporation of Tokyo, Japan. From 1980 to 1982, Dr. Santoro was Vice President, Integrated Circuits at the Solid State Division of RCA. In addition to Platinum Software Corporation, Dr. Santoro is currently a director of Dallas Semiconductor Corporation, S3, Inc. and Smartflex Systems, Inc.

  BO-SOON SONG, 48, was appointed a director in January 1996. Since January 1995, Mr. Song has served as President and Chief Executive Officer of Samsung North America, the U.S. headquarters of the Samsung Group. Mr. Song was Chief Executive Officer of Samsung Electronics America Holding Company ("SEA"). Prior to being appointed as Chief Executive Officer in September 1993, Mr. Song had been Chief Finance Officer of SEA from 1991, and earlier served as Finance Director of Samsung from 1988. From 1984 to 1988, Mr. Song was Treasurer of Samsung Trading Co. in London England. Mr. Song joined Samsung in 1980 as an Assistant General Manager for the Samsung Group Chairman Office's International Finance Division.

  WON SUK YANG, 52, was appointed a director in July 1995. Since April 1995, Mr. Yang has served as Senior Executive Managing Director of Samsung. He joined the Samsung Group through an affiliated company, Cheil Industries, in 1970. He later was named Director of Finance from April 1979 to March 1983 of Samsung Petrochemical Co., Ltd. In April 1983, he was named Executive Vice President of Samsung Semiconductor Inc., a U.S. subsidiary of Samsung. From June 1991 to December 1992, Mr. Yang was General Manager of the Planning and Administrative Office of Samsung and in January 1993 was made General Manager of the Corporate Administrative Office for an affiliated company, Cheil Synthetics Industries.

  HEE DONG YOO, 50, was appointed a director in July 1995. Since April 1994, Mr. Yoo has served as Executive Vice President and General Manager of the information products business of Samsung. He joined Samsung as manager of Samsung Petrochemicals in July 1974 and later became President of Samsung Tokyo Headquarters in February 1977. In February 1983, he was made Director of the Overseas Operations Division of Samsung and later was named Managing Director of the International Operations Office from March 1987 to January 1991. From January 1991 to April 1994, Mr. Yoo was President of Samsung Electronics Europe.



EXECUTIVE OFFICERS

  The following table sets forth the name and age of each executive officer of the Company at March 1, 1996, his positions and offices with the Company and the period during which he has served as an executive officer of the Company:

--------------------------------------------------------------------------------
                                                                      EXECUTIVE
                                                                       OFFICER
   NAME          AGE               POSITION(S)                          SINCE
--------------------------------------------------------------------------------
Ian W. Diery        46             President and                        1995
                                   Chief Executive Officer

Gerald T. Devlin    50             Senior Vice President, Americas      1995

Dennis R. Leibel    51             Senior Vice President, Legal,        1986
                                   Administration and Secretary

Gary D. Weaver      53             Senior Vice President, Worldwide     1995
                                   Manufacturing Operations

Michael Willcocks   47             Senior Vice President,               1996
                                   Asia Pacific Region

Mark P. de Raad     36             Vice President, Controller,          1995
                                   and Principal Accounting Officer
--------------------------------------------------------------------------------

  For information on the business background of Mr. Diery see "Directors" above.

  GERALD T. DEVLIN rejoined the Company in September 1995 as Senior Vice President, Americas. Mr. Devlin was Vice President of Worldwide Sales for Xerox Corporation from July 1994 to September 1995. Mr. Devlin was first employed with the Company as Vice President, U.S. Sales from January 1993 and Vice President, Sales, Americas from August 1993 to July 1994. Prior to joining the Company in January 1993, he was employed for twelve years by Apple Computer where he served most recently as Vice President and General Manager of Sales.

  DENNIS R. LEIBEL joined the Company in December 1985 as Treasurer and in
March 1988 was elected Vice President, Administration and General Counsel. In January 1989, Mr. Leibel was elected Vice President, Legal and Treasury Operations and Secretary and was promoted to Senior Vice President, Legal and Treasury Operations in January 1995 and Senior Vice President, Legal, Administration and Secretary in October 1995. Prior to joining the Company, Mr. Leibel was employed for over seven years by Smith International, Inc., where he served as Director of Taxes, Vice President, Tax and Financial Planning and subsequently as Vice President, Finance. Mr. Leibel currently serves on the Executive Committee of the Board of Directors of the World Trade Center Association of Orange County and the Advisory Board of Directors of Court Appointed Special Advocates of Orange County (CASA).

  GARY D. WEAVER joined the Company in December 1994 as Vice President,
Americas Manufacturing and in September 1995 was elected Senior Vice President, Worldwide Manufacturing Operations. Immediately prior to joining the Company, he served as Vice President Operations at Ioptex Research from May 1990 to November 1994 with responsibility for human resources, engineering, manufacturing, quality and distribution. Mr. Weaver has also held various other positions throughout his career including Worldwide Vice President of Manufacturing at Cipher Data Products, Senior Vice President, Manufacturing at Irwin Magnetics and Managing Director for Atari Far East, where he was responsible for high volume operations in the Company's Taipei facility.

  MICHAEL WILLCOCKS joined the Company in March 1996 as Senior Vice President, Asia Pacific Middle East Region. Prior to joining the Company, Mr. Willcocks served at Apple Computer from May 1993 to January 1996 where he held positions of Vice President, Global Accounts and Vice President, Worldwide Enterprise and Government Marketing. Mr. Willcocks also held positions as General Manager, Northern Europe Operations and Managing Director, United Kingdom for Interleaf, Inc., a pioneer in the electronic publishing market, from November 1989 to May 1993. From 1975 to 1989, Mr. Willcocks was employed at Wang Laboratories in various sales and marketing positions covering Europe, Africa, Middle East and Asia Pacific.

  MARK P. DE RAAD joined the Company in May 1987 as Manager, Financial Reporting. In February 1989, Mr. de Raad was promoted to Assistant Controller and to Controller in August 1990. In February 1994, Mr. de Raad was named Vice President, Worldwide Controller, in August 1994 assumed the title Vice President, Financial Operations and in July 1995 was elected Vice President, Controller and Principal Accounting Officer. Prior to joining the Company in May 1987, Mr. de Raad was employed by Tandem Computer, Inc. and KPMG Peat Marwick LLP.

ITEM 11.  EXECUTIVE COMPENSATION

  The following tables present information concerning the cash compensation and stock options provided to Mr. Diery, the Company's current Chief Executive Officer, Mr. Qureshey, who served as the Company's Chief Executive Officer until November 2, 1995, the four other most highly compensated executive officers and two additional highly compensated former executive officers (collectively, the "Named Executive Officers") during transition period 1995 ("TP95"), which consists of the six months ended December 30, 1995 by reason of a change in the Company's fiscal year-end, and during the fiscal years ended July 1, 1995, July 2, 1994, and July 3, 1993. The notes to these tables provide more specific information regarding compensation.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long-Term
                                             Annual Compensation                          Compensation
                              ------------------------------------------------------    ---------------
                                                                                            Awards
                                                                                            ------
                              Transition                                                 Securities
                               Period or                              Other Annual        Underlying            All Other
        Name and                Fiscal       Salary       Bonus       Compensation       Options/SARS         Compensation
    Principal Position           Year         ($)          (S)          ($) (a)               (#)                 ($)
-------------------------------------------------------------------------------------------------------------------------------
Ian W. Diery (b)                 TP95       101,323            -              -            1,000,000                    -
President and                    1995             -            -              -                    -                    -
Chief Executive Officer          1994             -            -              -                    -                    -
                                 1993             -            -              -                    -                    -

Safi U. Qureshey (b)             TP95       289,313            -            632               25,000               67,434 (c)
Chairman of the Board            1995       656,172            -         24,448               50,000              145,107
                                 1994       623,076      236,221         36,465              125,000              148,119
                                 1993       543,700      514,298         93,960               60,000              184,580

Gerald T. Devlin (d)             TP95       116,577      116,000 (e)          -              100,000                  462 (f)
Senior Vice President,           1995             -            -              -                    -                    -
Americas                         1994       279,821            -              -                7,500                5,815
                                 1993        97,048       31,315              -               80,000                    -

Dennis R. Leibel                 TP95       115,400            -              -               10,000                4,060 (f)
Senior Vice President, Legal     1995       217,820            -              -               16,000                5,339
Administration and Secretary     1994       200,414       30,000             32                6,000                6,454
                                 1993       181,008       79,567          7,320               10,000                5,532

Gary D. Weaver (d)               TP95       104,100            -         84,308 (g)           50,000                3,123 (f)
Senior Vice President,           1995             -            -              -                    -                    -
Worldwide Manufacturing          1994             -            -              -                    -                    -
Operations                       1993             -            -              -                    -                    -

Mark P. de Raad (d)              TP95        92,877            -              -                4,000                1,278 (f)
Vice President, Controller and   1995             -            -              -                    -                    -
Principal Accounting Officer     1994             -            -              -                    -                    -
                                 1993             -            -              -                    -                    -

James T. Schraith (h)            TP95       149,088            -              -               25,000 (h)        1,478,150 (h)
President and Chief              1995       444,262            -            520              140,000                2,677
Operating Officer                1994       314,009      130,191              -               65,000                9,173
                                 1993       228,256      124,168          1,095               20,000                5,673

Bruce C. Edwards (i)             TP95       183,258            -              -               15,000 (i)          961,662 (i)
Executive Vice President         1995       310,800            -          2,063               30,000                3,577
and Chief Financial Officer      1994       297,337       80,137          3,496               75,000                7,021
                                 1993       251,873      256,454          4,980               30,000                6,283
_________

                     SUMMARY COMPENSATION TABLE (CONTINUED)

Notes to Summary Compensation Table

(a) Other Annual Compensation generally includes reimbursement for medical expenses and/or tax and estate planning expenses. Mr. Weaver's Other Annual Compensation also includes amounts denoted in (g) below. The amounts shown for transition period 1995 and for fiscal 1995 represent reimbursement for tax and estate planning only.
(b) Mr. Qureshey resigned as Chief Executive Officer effective November 2, 1995, but remains an employee of the Company and Chairman of the Board. Mr. Diery was named President and Chief Executive Officer on November 2, 1995. Mr. Diery's employment agreement is described under "Employment Contracts and Termination of Employment and Change in Control Arrangements."
(c) The Company maintains an aggregate of $24,000,000 of split dollar life insurance policies insuring the survivor of Mr. Qureshey and his spouse.
    The portion of the premium paid for term life insurance coverage in transition period 1995 was $19,004. The portion of the premium paid for non-term coverage, valued in accordance with requirements of the Securities and Exchange Commission as an interest-free loan to Mr. Qureshey, was $61,434. Also included is the Company's 401(k) Plan matching contribution in the amount of $6,000.
(d) Mr. Devlin, Mr. Weaver, and Mr. de Raad were named as executive officers during transition period 1995. Only compensation for the full transition period or fiscal year during which they served as an executive officer is included in the above summary compensation table. Mr. Devlin was also an executive officer in fiscal 1994 and 1993, before resigning and re-joining the Company in transition period 1995.
(e) Amount represents a signing bonus paid to Mr. Devlin upon rejoining the Company in September 1995.
(f) Amount represents the Company's matching contribution to the Company's 401(k) Plan.
(g) The Company paid $84,308 for Mr. Weaver's relocation expenses.
(h) Mr. Schraith's employment with the Company terminated on September 11, 1995. In connection therewith, the options granted to Mr. Schraith during transition period 1995 expired without being exercised on the date of such termination. Pursuant to a Severance Compensation Agreement with the Company, Mr. Schraith was paid a lump sum payment of $1,472,500, which is included in All Other Compensation. Also included in All Other Compensation is the Company's matching contribution to the Company's 401(k) Plan in the amount of $5,650.
(i) Mr. Edwards' employment with the Company terminated on December 28, 1995.
    In connection therewith, the options granted to Mr. Edwards during transition period 1995 expired without being exercised on the date of such termination. Pursuant to a Severance Compensation Agreement with the Company, Mr. Edwards was paid a lump sum payment of $958,200, which is included in All Other Compensation. Also included in All Other Compensation is the Company's matching contribution to the Company's 401(k) Plan in the amount of $3,462.



                     OPTION/SAR GRANTS IN TRANSITION PERIOD

-----------------------------------------------------------------------------------------------------------------
                                                                                    Potential Realizable Value
                                                                                     at Assumed Annual Rates
                                                                                   of Stock Price Appreciation
                                   Individual Grants                                   for Option Term (b)
---------------------------------------------------------------------------------  ----------------------------
                       Number of
                      Securities       % of Total
                      Underlying      Options/SARs
                     Options/SARs      Granted to       Exercise or
                       Granted (a)    Employees in      Base Price    Expiration
Name                     (#)        Transition Period    ($/Share)       Date         5% ($)       10% ($)
---------------------------------------------------------------------------------------------------------------
Ian W. Diery           300,000           11.63%            9.375       11/02/05     1,768,766     4,482,401
                       700,000 (c)       27.14%            9.375       11/02/05     4,127,121    10,458,935

Safi U. Qureshey        25,000            0.97%           15.125       08/01/05       237,801       602,634

Gerald T. Devlin       100,000            3.88%           11.500       09/12/05       723,229     1,832,804

Dennis R. Leibel        10,000            0.39%           15.125       08/01/05        95,120       241,054

Gary D. Weaver          50,000            1.94%           10.750       09/19/05       338,031       856,637

Mark P. de Raad          4,000            0.16%           15.125       08/01/05        38,048        96,421

James T. Schraith (d)   25,000            0.97%           15.125       08/01/05 (d)         -             -

Bruce C. Edwards (d)    15,000            0.58%           15.125       08/01/05 (d)         -             -
_________

(a) All option grants were new and not granted in connection with an option repricing transaction. Options expire 10 years from date of grant.
(b) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Company's common stock, continued employment of the optionee through the term of the option, and other factors.
(c) Accelerated vesting of these options is possible in the event that certain Company stock price performance targets are achieved.
(d) Mr. Schraith's employment with the Company terminated on September 11, 1995, and Mr. Edwards' employment with the Company terminated on December 28, 1995. In connection therewith, the options listed above expired without being exercised on the date of termination of their employment.


                       AGGREGATED OPTION/SAR EXERCISES IN
                   TRANSITION PERIOD AND TRANSITION PERIOD-END
                                OPTION/SAR VALUES

---------------------------------------------------------------------------------------------
                                                            Number of Securities              Value of Unexercised
                                                           Underlying Unexercised                 In-the-Money
                                                              Options/SARs at                   Options/SARs at
                         Shares         Value              Transition Period-End             Transition Period-End
                      Acquired on     Realized      --------------------------------   --------------------------------
Name                  Exercise (#)       ($)         Exercisable  /  Unexercisable       Exercisable  / Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Ian W. Diery                  -              -               -        1,000,000 (a)              -               -

Safi U. Qureshey        150,000      1,781,250         695,000           25,000          1,355,000               -

Gerald T. Devlin              -              -               -          100,000                  -               -

Dennis R. Leibel              -              -          99,000           10,000             88,750               -

Gary D. Weaver                -              -           7,500           72,500                  -               -

Mark P. de Raad               -              -          20,750           23,250              2,000               -

James T. Schraith (b)         -              -               -                -                  -               -

Bruce C. Edwards (b)          -              -          50,000 (b)            -            221,875               -
_________

(a) Accelerated vesting for 700,000 of these options is possible in the event that certain Company stock price performance targets are achieved.
(b) Mr. Schraith's employment with the Company terminated on September 11, 1995 and Mr. Edwards' employment with the Company terminated on December 28, 1995. In connection therewith, their outstanding options will generally expire six months from the date of termination of their employment provided, however, that certain of such options expired on the date of termination of employment. See note (d) to the table describing "Option/SAR Grants in Transition Period."

COMPENSATION OF DIRECTORS

  Mr. Qureshey receives an annual salary of $325,000 in his capacities as an employee of the Company and as Chairman of the Board. This represents a voluntary reduction in salary until the Company returns to profitability and was effective November 2, 1995. For purposes of his employment contract, all other terms of Mr. Qureshey's Founders Agreement (as defined below), including his annual base salary of $650,000, are deemed to be in effect and unchanged by this voluntary salary reduction. See "Employment Contracts and Termination of Employment and Change in Control Arrangements."

  The directors of the Company serve until their successors are elected and duly qualified. Non-employee directors receive annual retainers of $30,000 paid at the rate of $2,500 per month and additional committee meeting fees of $2,000 per meeting for the Chairman and $1,000 per meeting per committee member. Beginning November 1993, Dr. Carmelo J. Santoro, who served as Vice Chairman of the Board through December 1995, received an additional annual retainer of $95,000 for services in such capacity. Except as provided above with respect to Mr. Qureshey, directors who are also employees of the Company do not currently receive fees for service in their capacity as a director.

  The 1991 Stock Option Plan for Non-Employee Directors, as amended in 1995, provides for an initial grant of options to purchase 20,000 shares of common stock to each newly elected or appointed non-employee director. In addition, on January 1 of each year, each participant will receive an option to purchase an additional 12,000 shares of common stock. The aggregate number of shares that may be issued under the Plan is 500,000. Options vest equally over four years commencing on the first anniversary of the date of grant. Each option is exercisable at 100% of the common stock's fair market value on the date of grant.

  In 1994, the Company adopted the 1994 One-Time Grant Stock Option Plan for Non-Employee Directors. The Plan, as amended in 1995, provided for the grant of an option to purchase 50,000 shares of common stock to each non-employee member of the Company's Board of Directors on July 1, 1994. As a result of completing the initial transactions with Samsung, effective July 31, 1995, unvested options to purchase 175,000 shares of common stock at $14.25 per share became immediately exercisable. At December 30, 1995, 150,000 options remained outstanding and were exercisable at an exercise price of $14.25 per share.

  In December 1990, the Board of Directors authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to its then non-employee directors. At December 30, 1995, 40,000 of these warrants remained outstanding and were exercisable at $13.88 per share. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock to Dr. Santoro, the Company's then Chairman of the Board. At December 30, 1995, 37,500 of these warrants remained outstanding and were exercisable at $13.50 per share. As a result of completing the initial transactions with Samsung, effective July 31, 1995, unvested warrants to purchase 25,000 shares of common stock at $13.50 per share became immediately exercisable.

  Pursuant to the Stockholder Agreement between the Company and Samsung, those directors appointed by Samsung who are also officers, employees, or consultants of Samsung (the "Samsung Employee Director Designees") are entitled to receive, in their capacities as directors of the Company, only such fees, options and other awards and expense reimbursements, if any, as may be provided to employee directors of the Company generally in their capacity as directors. In Samsung's discretion, any such amounts payable to the Samsung Employee Director Designees will be paid to Samsung rather than to the Samsung Employee Director Designees. Those directors appointed by Samsung who are not officers, employees, or consultants of Samsung are entitled to receive all benefits to which other non-employee directors of the Company are entitled, and no such amounts may be paid or transferred to Samsung.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Mr. Goeglein, Mr. Peltason, Mr. Yang and Delbert W. Yocam served on the Compensation Committee during transition period 1995. Mr. Yocam resigned as a member of the Board of Directors on September 21, 1995 and was replaced on the Compensation Committee by Mr. Yang. Mr. Goeglein now serves as Chairman of the Compensation Committee. None of these persons is or has been an officer of the Company or any of its subsidiaries. In addition to serving on the Company's Board of Directors, Mr. Goeglein and Dr. Santoro serve on the Board of Directors of Platinum Software Corporation ("Platinum"), which designs, manufactures and markets accounting software systems. At Platinum, Dr. Santoro is also an executive officer and Mr. Goeglein serves on the Compensation Committee. In such capacities, each of Dr. Santoro and Mr. Goeglein has influence over the fees, equity participation and other compensation paid to others by Platinum. Mr. Goeglein, as a member of the Company's Board of Directors and Compensation Committee, had direct influence over the equity participation awards and compensation paid to Mr. Edwards in his capacity as an executive officer of the Company. Mr. Edwards resigned as Chief Financial Officer and a Board member on December 28, 1995. As continuing Board members, Dr. Santoro and Mr. Goeglein will continue to have influence over the fees, equity participation and compensation paid to others by the Company. Prior to either Dr. Santoro's or Mr. Goeglein's joining the Platinum Board of Directors, the Company purchased certain accounting software systems from Platinum. The Company believes that the terms and conditions of its purchase relationship with Platinum are as favorable to the Company as those that could have been obtained from any other third-party vendor of similar products and services.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  On November 2, 1995, the Company entered into an employment agreement with Ian W. Diery, President and Chief Executive Officer. Under the agreement, Mr. Diery's annual salary is $700,000. In addition, Mr. Diery is eligible to participate in the Company's profit sharing plan, 401(k) plan, management incentive plan and quarterly bonus plan. Under this agreement, Mr. Diery receives annually an automobile allowance of $12,000, a medical allowance of $20,000, and a financial planning allowance of $10,000. Mr. Diery also received a relocation allowance of up to $500,000 and an income tax gross up on such allowance, for moving expenses and to reimburse him for the amount of any loss incurred upon disposal of his prior residence.

  Mr. Diery received a grant of an option to purchase 300,000 shares of the Company's common stock having an exercise price equal to $9.375 per share, the closing price of the common stock on November 2, 1995. The option vests at the rate of 25% per year, commencing November 2, 1996. Also on November 2, 1995, Mr. Diery received an additional grant of an option to purchase 700,000 shares of common stock having an exercise price equal to $9.375 per share, vesting at the rate of 12.5% per year, with accelerated vesting possible in the event that certain Company stock price performance targets are achieved. If the daily closing price of the common stock averages $21, $30, and $40 over any three-month period within the option term, respectively, one-third of these options not otherwise vested will vest at the end of each such three-month period.

  On July 27, 1993, the Company entered into a five-year revolving term employment agreement with Mr. Qureshey ("Agreement" or "Founder's Agreement"), which provides in certain circumstances for a possible consulting term and other post-termination benefits. All post-termination benefits are conditioned upon Mr. Qureshey not undertaking competing employment and his not soliciting away Company employees. In addition, Mr. Qureshey agreed that he will vote his shares along with the other shareholders in the election of directors and will not join or participate against the Board of Directors in any proxy solicitation, and will offer the Company a right of first refusal on any 100,000 or more share blocks proposed to be sold by him in any private sale. If Mr. Qureshey should accept non-competing but substantial employment with any other company or firm during any period of active employment, consulting, or post-termination benefits under the Founder's Agreement, the Company may elect that Mr. Qureshey cease to be an employee or consultant and be entitled to receive an aggregate lump sum equal to 50% of the salary and/or bonus, if any, which he is then receiving and which he otherwise would be entitled to receive for the remaining balance of the employment or post-termination benefit or consulting period, as described below; however, all other benefits would cease and Mr. Qureshey would continue to be bound by the restrictions concerning competing employment, non-solicitation of employees, the voting of shares and the right of first refusal. At any time following one year from a date of employment termination, Mr. Qureshey may elect to terminate the foregoing restrictions upon 90 days' written notice, in which event all Company obligations and benefits payable under the Founder's Agreement would cease, all stock option acceleration would be rescinded and any outstanding loans to Mr. Qureshey would have to be repaid to the Company within 90 days. Nevertheless, Mr. Qureshey would continue to be bound by the provisions of the Founder's Agreement pertaining to the Company's confidential and proprietary information.

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

  Following such five-year post-termination benefits period, provided Mr. Qureshey has not and does not undertake substantial or competing employment, the Company indefinitely will provide continued health and welfare benefits, with Mr. Qureshey paying or reimbursing the Company the average cost of such coverage, and Mr. Qureshey will have the title Vice Chairman. For a period of up to five years following the first five-year post-termination benefits period, Mr. Qureshey may elect to become a consultant and receive 60% of his former base salary and be entitled to receive the additional benefits described in the foregoing paragraph. If prior to any termination Mr. Qureshey undertakes an "early retirement" from active employment and otherwise is not receiving the post-termination benefits enumerated above, he may at his election become a consultant to the Company and become subject to the restrictions under the Founder's Agreement and also become entitled to receive 80% of his then base salary for a period of five years, as well as the additional benefits listed above. Bonus amounts will not be required during any consulting period.

  Mr. Qureshey resigned as President and Chief Executive Officer effective November 2, 1995, but remains an employee and Chairman of the Board. Effective November 2, 1995, Mr. Qureshey agreed to a voluntary reduction in salary to $325,000 per year until the Company returns to profitability, and agreed not to currently enforce the terms of the existing agreement with respect to termination for "good reason." However, all other terms, including his annual base salary of $650,000, of the Founder's Agreement are deemed to be in effect and all rights are reserved thereunder by Mr. Qureshey.

  Mr. Qureshey's benefits under the Founder's Agreement are in addition to and not in lieu of the benefits payable to him under his Severance Compensation Agreement (see below). Following a change in control of the Company, Mr. Qureshey is generally entitled to all of the benefits specified in the Severance Compensation Agreement, whether or not his active employment is terminated, provided, however, that Samsung's stock purchase will not constitute a change in control for purposes of Mr. Qureshey's Severance Compensation Agreement unless Samsung's interest in the Company becomes in excess of 49.9%. Mr. Qureshey will not otherwise participate in the officer involuntary termination policy described below.

  At the Annual Meeting of Stockholders held in May 1987, the shareholders authorized and approved an indemnification program for corporate officers and directors under which the Company and each corporate officer and director entered into an Indemnification Agreement, substantially in the form approved by the shareholders.

  The Company has entered into Severance Compensation Agreements with each of its executive officers. Under the agreements, following a "change in control" of the Company, which included the Samsung transaction for then existing officers, if either the Company terminates the officer's employment without cause or the officer terminates his employment for good reason, each as defined in the agreements, then (a) the Company will pay the officer severance compensation equal to two years' salary and bonuses; (b) all stock options held by the officer, to the extent that they would become exercisable within two years of the change in control, will immediately become exercisable for a period of six months following termination; and (c) the officer will receive continued welfare benefits for a period of two years. Under the agreements, the Company will indemnify the officer with respect to payment of excise taxes on excess "parachute payments" imposed under Section 4999 of the Internal Revenue Code. Such an agreement was entered into with Mr. Diery on November 2, 1995, provided that a change in control will be deemed to occur with respect to the Samsung transaction only if Samsung's percentage ownership of the Company should exceed
49.9 percent. Similarly, all agreements entered into after the original Samsung investment have a 49.9% trigger. Similar agreements have also been entered into with thirteen vice presidents, except that the vice presidents' severance benefits include only one year of salary, bonus and welfare benefits continuation, and only options otherwise vesting within one year of the change in control will accelerate.

  The Company has a severance policy for its executive officers which, in the event of an involuntary termination other than in connection with a "change in control," as defined in the Severance Policy, requires the Company to pay its President severance equal to two years salary and its other executive officers severance equal to six months salary plus an additional month of salary for each year of employment with the Company, up to a maximum of twelve months. Welfare benefits are also continued during this period.

  Mr. Schraith's employment with the Company terminated on September 11, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Schraith was paid a lump sum payment of $1,472,500.

  Scott A. Smith's employment as Vice President and General Manager, Desktop Products was terminated on September 11, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Smith was paid a lump sum payment of $477,500.

  James D. Wittry's employment as Senior Vice President, Americas was terminated on September 11, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Wittry was paid a lump sum payment of $461,600.

  Richard P. Ottaviano's employment as Senior Vice President, Administration terminated on October 20, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Ottaviano was paid a lump sum payment of $720,100.

  Mr. Edwards' employment with the Company terminated on December 28, 1995. Pursuant to a Severance Compensation Agreement with the Company, Mr. Edwards was paid a lump sum payment of $958,200 on January 3, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of March 1, 1996, with respect to all those known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, each director, the Chief Executive Officer and the other Named Executive Officers, and all directors and executive officers of the Company as a group. Unless otherwise noted, each of the shareholders listed owns less than 1% of the outstanding common stock and has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, subject to community property laws where applicable, and the information contained in the footnotes to this table. The Company had 44,685,900 shares outstanding at March 1, 1996.

---------------------------------------------------------------------------------------------
                                           NUMBER OF SHARES
                                      ----------------------------          PERCENTAGE OF
NAME OF BENEFICIAL OWNER               OPTIONS (A)       TOTAL           SHARES OUTSTANDING
---------------------------------------------------------------------------------------------
Samsung Electronics Co., Ltd. (b)               -      17,890,000              40.03%

Richard J. Goeglein                       120,000         137,000                  -
Carmelo J. Santoro, Ph.D.                 111,500         111,500                  -
Jack W. Peltason                           69,000          69,300                  -

Safi U. Qureshey (c)                      695,000       2,869,870               6.32%
Dennis Leibel                              99,000         104,026                  -
Gary D. Weaver                              7,500           7,500                  -
Mark P. de Raad                            20,750          20,850                  -
James T. Schraith (d)                           -           5,213                  -
Bruce C. Edwards (e)                       50,000          91,288                  -

All directors and executive             1,122,750       3,320,046               7.25%
officers as a group (f)
____________________

(a) Includes shares which executive officers and directors have the right to acquire within 60 days of March 1, 1996, under stock option and warrant agreements.
(b) These shares are beneficially owned by Samsung and its wholly owned subsidiary, Samsung Electronics America, Inc. c/o 105 Challenger Road, Ridgefield Park, New Jersey 07660.
(c) Includes 104,812 shares held by Nancy Marshall as custodian for minor children of Mr. Qureshey and 3,289 shares held by Nancy Marshall, Ishrat Qureshey and Iubna Bokhari, co-trustees of Irrevocable Trusts established for the benefit of Mr. Qureshey's minor children, to which Mr. Qureshey claims no beneficial interest.
(d)  Mr. Schraith's employment with the Company terminated on September 11,
     1995.
(e) Mr. Edward's employment with the Company terminated on December 28, 1995. Amount includes 803 shares held by Mary Pat DeMayo Buskard as trustee for minor children of Mr. Edwards to which Mr. Edwards disclaims any beneficial interest.
(f) None of the following directors and executive officers beneficially own any shares of the Company's common stock or any shares that they have the right to exercise within 60 days: Hoon Choo, Gerald T. Devlin, Ian W. Diery, Kwang-Ho Kim, Young Soo Kim, Bo-Soon Song, Won Suk Yang, and Hee Dong Yoo. Amounts shown for "All directors and executive officers as a group" exclude Messrs. Schraith and Edwards due to their termination prior to March 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In July 1995, the Company loaned Mr. Qureshey $1,156,453 to exercise options to purchase 150,000 shares of the Company's common stock granted under the Chief Executives' Plan, evidenced by a promissory note secured by a stock certificate. The loan was issued interest free and is payable in full on or before April 30, 1996. At December 30, 1995, the entire amount remained outstanding.

  In September 1993, the Company loaned Vice President and General Manager, Desktop Products, Scott A. Smith $100,000 for the purchase of a primary residence, evidenced by a promissory note secured by a deed of trust. The loan was issued interest free and is payable in full in September 1996. At December 30, 1995, the entire amount remained outstanding.

  See "Compensation Committee Interlocks and Insider Participation" above.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

       See Index to Consolidated Financial Statements at Item 8 on Page 30 of this report.

     (2)  Financial Statement Schedule

          II - Consolidated Valuation and Qualifying Accounts and Reserves

       Financial statement schedules other than the schedule listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (3)  Exhibits

Exhibit
Number                          Description

2.1 Agreement for Purchase and Sale of Assets dated June 30, 1993 between AST Research, Inc. and Tandy Corporation, TE Electronics, Inc. and GRiD Systems Corporation. The Schedules have been omitted and are as described in the Agreement (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 28, 1993, Commission File No. 0-13941).
2.1.1 Sales Agreement dated July 13, 1993 between AST Research, Inc. and Tandy Corporation pursuant to the Agreement for the Purchase and Sale of Assets dated June 30, 1993 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, Commission File No. 0-13941).
2.1.2 Circuit Board Purchase Agreement dated July 13, 1993 between AST Research, Inc. and TE Electronics Inc. pursuant to the Agreement for the Purchase and Sale of Assets dated June 30, 1993 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, Commission File No. 0-13941).
2.1.3 Agreement of Sale of Going Business (English translation) between AST Research France and Tandy GRiD France, effective September 1, 1993 (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 1993, Commission File No. 0-13941).
2.2 Agreement of Stock Purchase dated as of February 27, 1995 between AST Research, Inc. and Samsung Electronics Company Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
2.2.1 Amendment No. 1 to Stock Purchase Agreement dated as of June 1, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Amendment No. 1 to Schedule 14D-9 as filed with the Securities and Exchange Commission on June 8, 1995, SEC File No. 005-44159).
2.2.2 Amendment No. 2 to Stock Purchase Agreement dated as of July 29, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
3.1 Certificate of Incorporation of AST Research, Inc., a Delaware Corporation, as amended (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995 , Commission File No. 0-13941).
3.2 Bylaws of AST Research, Inc., a Delaware corporation, as amended (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1995, Commission File No. 0-13941).



Exhibit
Number           Description

4.1 Form of Amended and Restated Rights Agreement dated as of January 28, 1994 between the Company and American Stock Transfer & Trust Co., as Successor Rights Agent (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994), and Certificate of Designation of Preferred Stock and Rights Certificate and Summary of Terms of the Company's Shareholder Rights Plan which were included as exhibits to the original Rights Agreement dated as of August 15, 1989 (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on August 14, 1989, Commission File No. 0-13941).
4.1.1 Amendment to Rights Plan dated as of March 1, 1995 between AST Research, Inc. and American Stock Transfer & Trust Co. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.1 Lease Agreement dated November 1, 1985 pertaining to AST Europe Limited premises at Goat Wharf, Brentford in the London Borough of Hounslow (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-13941).
10.2 Lease commencing September 29, 1986 pertaining to AST Europe Limited's premises in Brentford, Middlesex (incorporated by reference to referenced exhibit number of the Company's Registration Statement on Form S-1, Registration No. 33-14131).
10.3    Agreement dated September 5, 1987 for the purchase of AST Research (Far
        East) Limited's premises in Hong Kong and Mortgage of such premises to Bank of China, Hong Kong Branch, dated September 11, 1987 (incorporated by reference to referenced exhibit number of the Company's Registration Statement on Form S-2, Registration No. 33-21729).
10.4 Lease dated August 11, 1989, pertaining to premises located in Fountain Valley, California (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, Commission File No. 0-13941).
10.5 License Agreement with Tomcat Computer Corporation, dated October 16, 1989 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, Commission File No. 0-13941).
10.6 Cross-License Agreement with International Business Machines (IBM) Corp., dated January 1, 1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form
        10-K for the fiscal year ended June 30, 1990, Commission File No. 0-13941).
10.7 Promissory Note dated as of July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 28, 1993, Commission File No. 0-13941).
10.8 First Amendment dated September 22, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, Commission File No. 0-13941).
10.9 Second Amendment dated October 14, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 1993, Commission File No. 0-13941).
10.10 Third Amendment dated December 30, 1993 to Promissory Note dated July 12, 1993 between AST Research, Inc. and Tandy Corporation (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on January 10, 1994, Commission File No. 0-13941).
10.11   Joint Venture Contract dated September 7, 1993 between Tianjin Economic
        - Technological Development Area Business Development Co. and AST Research (Far East) Limited (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1994, Commission File No. 0-13941).
10.12 Employment Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).



Exhibit
Number           Description

10.13 Capital Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.14 Settlement Agreement and Release dated January 1, 1995, between AST Research, Inc. and Texas Instruments Incorporated (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's
        Quarterly Report on Form    10-Q for the fiscal quarter ended April 1,
        1995, Commission File No. 0-13941).
10.15 Strategic Alliance Agreement dated February 27, 1995 between AST Research, Inc., and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.16 Confidentiality Agreement dated December 21, 1994 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.17 Letter of Credit Agreement dated July 31, 1995 between AST Research, Inc., and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.18 Registration Rights Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.19 Stockholder Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.20 Amendment to Stockholder Agreement dated December 21, 1995 to Stockholder Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1995, Commission File No. 0-13941).
10.21 Component Sales Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.22 Cooperative Procurement Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.23 Marketing Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.24 AST OEM Supply to SEC Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.25 SEC OEM Supply to AST Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.26 Joint Development and Technical Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.27 Patent Cross License Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.28 Employee Exchange Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).

Exhibit
Number           Description

10.29 General Terms Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.30 Letter Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.31 Stipulation of Settlement Agreement dated August 16, 1995 between AST Research, Inc. and class actions (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 1995,
        Commission File No.            0-13941).
10.32 Additional Support Agreement dated December 21, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1995, Commission File No. 0-13941).
10.33 # Loan Agreement and Promissory Note dated November 20, 1995 between AST Research, Inc. and Samsung Electronics America, Inc.
10.34 # Credit Agreement dated December 27, 1995 among AST Research, Inc., Bank of America NT & SA as agent and the other financial institutions party hereto.
10.35 # First Amendment to Credit Agreement dated February 29, 1996 among AST Research, Inc., Bank of America NT & SA as agent and the other financial institutions party hereto.

Executive Compensation Plans and Arrangements

10.36* 1987 Employee Bonus Plan (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-13941).
10.37*  Form of Indemnification Agreement, as amended to date.
10.38* Form of Indemnification Trust Agreement (incorporated by reference to referenced exhibit number of the Company's Registration of Securities of Certain Successor Issuers on Form 8-B, Commission File No. 0-13941).
10.39* 1989 Long-Term Incentive Program (incorporated by reference to exhibit number S 4.1, 4.2, 4.3 and 4.4 of the Company's Registration Statement on Form S-8, Registration No. 33-29345).
10.40* Amendment to 1989 Long-Term Incentive Program related to increase in number of shares (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.41* Nonqualified Common Stock Option Agreement for officers under the 1989 Long-Term Incentive Program, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.42* Amendment to Officers Nonqualified Common Stock Option Agreement, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.43* Amendment to AST Research, Inc. 1989 Long-Term Incentive Program (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.44* Supplemental Medical Plan for Executives of AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, Commission File No. 0-13941).
10.45* Form of Warrant Certificate issued to Non-Employee Directors in December 1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.46* Form of Warrant Certificate issued to Non-Employee Director in July 1992 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.47* Form of Amendment to Warrant Certificate dated as of February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
Exhibit
Number           Description

10.48* 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.49* Form of Nonqualified Stock Option agreement under 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.50* Amendment to AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.51* Amendment to the AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's Solicitation and Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.52* Amendment to AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors (comprised of resolutions adopted by the Board of Directors on July 27, 1995) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration
        No. 333-00489).
10.53* Employment Agreement dated as of July 27, 1993 between Safi U. Qureshey and AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form
        10-K for the fiscal year ended July 3, 1993, Commission File No.
        0-13941).
10.54* Amendment to and Clarification of Employment Agreement dated as of February 27, 1995 between AST Research Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.55* Form of Severance Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, Commission File No. 0-13941).
10.56* Form of Amendment to Executive Officer Severance Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.57* Form of Amendment to Vice President Severance Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.58* Amendment to Severance Compensation Agreement dated February 27, 1995 between AST Research, Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.59* Involuntary Termination Policy dated September 2, 1994 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.60* AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.61* Option Agreement Under AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.62* Amendment to the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.63* Form of Acknowledgment/Consent to Waiver of Rights under the 1991 Stock Option Plan for Non-Employee Directors and/or AST Research Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
Exhibit
Number         Description

10.64* Performance Based Annual Management Incentive Plan (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 13941).
10.65* President's Plan (comprised of resolutions adopted by the Board of Directors on November 2, 1995) (incorporated by reference to Exhibit
        4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-00487).
10.66* Form of Nonqualified Stock Option Agreement pertaining to the President's Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-00487).
10.67*# AST Research, Inc. Profit Sharing Plus Plan, amended and restated as of
        July 1, 1993.
10.68*# First Amendment to the AST Research, Inc. Profit Sharing Plus Plan
        effective January 1, 1996.
10.69*# Employment Agreement dated as of November 2, 1995 between Ian Diery and
        AST Research, Inc.
11. #   Statement re computation of per share earnings.
21. #   Subsidiaries of the registrant.
23. #   Consent of Independent Auditors.
24. # Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).
27. #   Financial Data Schedule.

 #      Filed herewith
 * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K

       On November 6, 1995, the Company filed a report on Form 8-K reporting, under Item 8 thereof, the change of the Company's fiscal year-end to the Saturday closest to December 31 from the Saturday closest to June 30. The Company also announced its intention to file a Form 10-K for the transition period covering July 2, 1995 to December 30, 1995.

       On November 8, 1995, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it signed a letter of intent with Samsung Electronics Co., Ltd. ("Samsung") pursuant to which Samsung will provide certain additional financial support to the Company as consideration for such number of shares of common stock as would increase its ownership to
     49.9 percent, subject to definitive documentation and approvals. The Company also announced the appointment of Ian Diery as President and Chief Executive Officer and as a member of the Board of Directors. In addition, the Company announced the results of operations for the quarter ended September 30, 1995.

       On November 22, 1995, the Company filed a report on Form 8-K reporting, under Item 5 thereof, the resignation of Bruce C. Edwards, executive vice president, chief financial officer and a board member, effective at the conclusion of the quarter ended December 30, 1995.

       On December 22, 1995, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it signed an agreement with Samsung that will provide additional financial support to the Company as consideration for an option to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable after June 30, 1996 and expiring June 30, 2001.

AST Advantage!, AST Premium, AST Research, GRiDPAD, GRiD, Victor and PalmPad are registered trademarks of AST Research, Inc. AST Computer, the AST Computer logo, AST Works, Ascentia, ASTVision, Pronto!, Pronto! Pro, Percepta, Bravo, Convertible, ExeCare, Manhattan, PowerExec, and Premmia are trademarks of AST Research, Inc. OverDrive and Pentium are registered trademarks of Intel Corporation. Pentium Pro is a trademark of Intel Corporation. OS/2 is a registered trademark of International Business Machines Corporation. NetWare is a registered trademark of Novell, Inc. MS-DOS is a registered trademark and Encarta is a trademark of Microsoft Corporation. Radio Shack is a registered service mark of Tandy Corporation. Prodigy is a registered trademark of the Prodigy Services Corporation. America Online is a registered service mark of America Online, Inc. CompuServe is a registered service mark of CompuServe, Inc. Liquid Yield Option and LYON are trademarks of Merrill Lynch & Co. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners. Reference to the "Energy Star" program does not represent EPA endorsement of any product or service. Copyright (C)1996 AST Research, Inc. All Rights Reserved.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 27, 1996.

                                        AST RESEARCH, INC.


Date:  March 27, 1996                 By:  \s\Ian W. Diery
                                           Ian W. Diery
                                           President and
                                           Chief Executive Officer



POWER OF ATTORNEY

   We, the undersigned directors and officers of AST Research, Inc., do hereby constitute and appoint Safi U. Qureshey our true and lawful attorney-in-fact and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                             Date

\s\Ian W. Diery            President, Chief Executive        March 27, 1996
Ian W. Diery               Officer and Director
                           (Principal Executive Officer)
                           (Acting Principal Financial
                           Officer)

\s\Mark P. de Raad         Vice President, Controller and    March 27, 1996
Mark P. de Raad            Principal Accounting Officer

\s\Safi U. Qureshey        Chairman of the Board and         March 27, 1996
Safi U. Qureshey           Director

\s\Hoon Choo               Director                          March 27, 1996
Hoon Choo

\s\Richard J. Goeglein     Director                          March 27,1996
Richard J. Goeglein

\s\Kwang-Ho Kim            Director                          March 27, 1996
Kwang-Ho Kim

\s\Young Soo Kim           Director                          March 27, 1996
Young Soo Kim

\s\Jack W. Peltason        Director                          March 27, 1996
Jack W. Peltason

\s\Carmelo J. Santoro      Director                          March 27, 1996
Carmelo J. Santoro, Ph.D.

\s\Won Suk Yang            Director                          March 27, 1996
Won Suk Yang

\s\Hee Dong Yoo            Director                          March 27, 1996
Hee Dong Yoo

\s\Bo-Soon Song            Director                          March 27, 1996
Bo-Soon Song


                                                       SCHEDULE II


                               AST RESEARCH, INC.
           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      AT AND FOR THE SIX MONTHS ENDED DECEMBER 30, 1995, AND AT AND FOR THE
             YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------
                                   Six Months               Fiscal Year Ended
                                      Ended       -----------------------------------
                                   December 30,    July 1,       July 2,      July 3,
                                       1995         1995          1994         1993
----------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of period        $ 17,452      $ 17,564     $ 11,671     $  9,831
Additions charged to expense           2,321         6,091       13,219        6,089
Reductions                            (1,144)       (6,203)      (7,326)      (4,249)
----------------------------------------------------------------------------------------
Balance, end of period              $ 18,629      $ 17,452     $ 17,564     $ 11,671
========================================================================================

ALLOWANCE FOR SALES RETURNS


Balance, beginning of period        $ 19,514      $ 15,137     $  9,120     $ 10,109
Net additions (reductions)
charged to sales                       6,719         4,377        6,017         (989)
----------------------------------------------------------------------------------------
Balance, end of period              $ 26,233      $ 19,514     $ 15,137     $  9,120
========================================================================================

RESERVE FOR EXCESS OR OBSOLETE INVENTORY

Balance, beginning of period        $ 45,536      $ 65,268     $ 35,595     $ 14,529
Inventory acquired in the
Tandy acquisition                          -             -            -       20,535
Allocation of restructure
  reserves to identified
  inventory exposure                       -             -          693            -
Net additions (reductions)
  charged to expense                   3,815       (19,732)      28,980          531
----------------------------------------------------------------------------------------
Balance, end of period              $ 49,351      $ 45,536     $ 65,268     $ 35,595
========================================================================================