Form 10-Q
period 1996-03-30
AST RESEARCH INC /DE/
filed 1996-05-14
CIK 725182

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

          FOR THE QUARTERLY PERIOD ENDED  MARCH 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _________________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 44,735,900 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 26, 1996.


________________________________________________________________________________
________________________________________________________________________________


                               AST RESEARCH, INC.
                                      INDEX



                                                                         Page
                                                                         ----
      PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at
                    March 30, 1996 (Unaudited)
                    and December 30, 1995                                  3

                  Condensed Consolidated Statements of Operations
                    (Unaudited) for the three months ended
                    March 30, 1996 and April 1, 1995                       4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the three months ended
                    March 30, 1996 and April 1, 1995                       5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                              6-10


        Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                      11-20



      PART II.   OTHER INFORMATION

        Item 1.   Legal Proceedings                                    21-22

        Item 4.   Submission of Matters to a Vote of Security Holders     23

        Item 6.   Exhibits and Reports on Form 8-K                        24



      SIGNATURES                                                          24



This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               AST RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------
                                                                    March 30,                December 30,
                                                                       1996                       1995
(In thousands, except share amounts)                               (Unaudited)
- -----------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                                    $    126,857                $   125,387
   Accounts receivable, net of allowance for
     doubtful accounts of $17,636 at March 30, 1996
     and $18,629 at December 30, 1995                                398,305                    392,598
   Inventories                                                       190,414                    252,339
   Deferred income taxes                                              19,492                     19,495
   Other current assets                                               39,894                     47,802
- -----------------------------------------------------------------------------------------------------------
        Total current assets                                         774,962                    837,621

 Property and equipment, net                                          97,821                     98,725

 Other assets                                                        110,983                    119,696
- -----------------------------------------------------------------------------------------------------------
                                                                $    983,766                $ 1,056,042
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                        $     85,000                $    75,000
   Accounts payable, including payable to related party
     of $38,942 at March 30, 1996 and $31,562 at
     December 30, 1995                                               259,408                    199,346
   Accrued salaries, wages and employee benefits                      19,225                     19,827
   Other accrued liabilities                                         181,298                    200,639
   Income taxes payable                                               22,585                     26,902
   Current portion of long-term debt                                  90,306                     92,361
- -----------------------------------------------------------------------------------------------------------
        Total current liabilities                                    657,822                    614,075

 Long-term debt                                                      125,493                    125,540
 Other non-current liabilities                                         5,293                      5,545

 Commitments and contingencies

 Shareholders' equity:
   Common stock, par value $.01; 200,000,000 shares
     authorized, 44,685,900 shares issued and
     outstanding at March 30, 1996 and 44,679,400
     shares at December 30, 1995                                         447                        447
   Additional capital                                                414,771                    414,735
   Retained earnings (deficit)                                      (220,060)                  (104,300)
- -----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   195,158                    310,882
- -----------------------------------------------------------------------------------------------------------
                                                                $    983,766                $ 1,056,042
===========================================================================================================
                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- ----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                             -------------------------------
                                                                 March 30,        April 1,
(In thousands, except per share amounts)                           1996             1995
- ----------------------------------------------------------------------------------------------
Net sales                                                     $   519,972      $   670,176
Revenue from related party                                         10,000                -
- ----------------------------------------------------------------------------------------------
Total revenue                                                     529,972          670,176

Cost of sales                                                     549,618          583,234
- ----------------------------------------------------------------------------------------------
Gross profit (loss)                                               (19,646)          86,942

Selling, general and administrative expenses                       76,983           80,939
Engineering and development expenses                               10,514            9,016
- ----------------------------------------------------------------------------------------------
Total operating expenses                                           87,497           89,955
- ----------------------------------------------------------------------------------------------
Operating loss                                                   (107,143)          (3,013)
Financing and other expense, net                                   (8,617)          (5,121)
- ----------------------------------------------------------------------------------------------
Loss before income taxes                                         (115,760)          (8,134)
Income tax provision (benefit)                                          -           (1,586)
- ----------------------------------------------------------------------------------------------
Net loss                                                       $ (115,760)      $   (6,548)
==============================================================================================
Net loss per share                                             $    (2.59)      $     (.20)
==============================================================================================
Weighted average common shares outstanding                         44,682           32,376
==============================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                          -----------------------------------
                                                                                March 30,           April 1,
(In thousands)                                                                    1996                1995
- ---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       $     (4,896)         $  (15,079)

Cash flows from investing activities:
   Purchases of capital equipment, net                                            (4,848)             (4,443)
   Purchases of other assets, net                                                   (773)               (997)
- ---------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                      (5,621)             (5,440)

Cash flows from financing activities:
   Short-term borrowings, net                                                     10,000              25,000
   Repayment of long-term debt                                                    (2,002)               (183)
   Proceeds from issuance of common stock, net                                        36                  12
- ---------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                   8,034              24,829

Effect of exchange rate changes on cash and cash equivalents                       3,953              (5,500)
- ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               1,470              (1,190)

Cash and cash equivalents at beginning of period                                 125,387              68,654
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $    126,857          $   67,464
===============================================================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                             $        866          $    2,002
       Income taxes                                                         $          -          $      800
===============================================================================================================

                             See accompanying notes.


                            AST RESEARCH, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              MARCH 30, 1996

Basis of Presentation

  The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 30, 1995) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Transition Report on Form 10-K for the transition period from July 2, 1995 to December 30, 1995. The results of operations for the three-month period ended March 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ended December 28, 1996 ("fiscal year 1996"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six months ended December 30, 1995.

  On October 26, 1995, the Company changed its fiscal year from the Saturday closest to June 30 to the Saturday closest to December 31. The change was effective for the six-month transition period ended December 30, 1995 ("transition period 1995").

  The Company has elected to change the presentation of its consolidated statement of cash flows from the direct method to the indirect method of presentation. In addition, the Company has elected to present condensed consolidated financial statements for its quarterly interim reporting. The changes are effective for fiscal year 1996.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax loss of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets against income is more likely than not.

  For the three-month period ended March 30, 1996, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to the Company's provision of a full valuation reserve against the additional deferred tax assets arising from its current operating loss. Differences between the estimated effective tax rate and the Company's actual effective tax rate could result from changes in the Company's ability to recognize its deferred tax assets and from changes in the mix of income/loss in the various tax jurisdictions. The effects of such changes are recognized when known.

Intangible Assets

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. During the fiscal year ended July 1, 1995, the Company elected the early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Prior to the adoption of SFAS No. 121, the carrying value of goodwill was reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period.

  In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at March 30, 1996. The Company's analysis at March 30, 1996 has been based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. Should the results of the operating plan not be achieved, future analysis may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value if lower than the carrying value. The Company would then be required to make a determination of the fair value of its long-lived assets. The Company is unable to predict whether any write-down would be required in such circumstances. The Company's historical results of operations and its cash flows in the first quarter of fiscal year 1996, transition period 1995 and in fiscal years 1995 and 1994 indicate that it is at least reasonably possible that such circumstances could arise in fiscal year 1996.

Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" becomes effective for the Company for fiscal year 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations, and will provide proforma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Restructuring

  At December 30, 1995, $9.2 million of the $125 million restructuring charge incurred in connection with the 1993 acquisition of certain assets and assumption of certain liabilities of Tandy Corporation's ("Tandy") personal computer manufacturing operation remained accrued on the Company's condensed consolidated balance sheet. During the quarter ended March 30, 1996, the Company incurred cash expenditures of $.7 million, related primarily to the closure of its Fountain Valley, California manufacturing facility. At March 30, 1996, $8.5 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of amounts provided for lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of.

  At December 30, 1995, approximately $12.2 million of the $13.0 million restructuring charge incurred in connection with the Company's decision to increase its utilization of third-party board design and manufacturing and, as a result, to realign its Asia Pacific manufacturing operations remained accrued on the Company's condensed consolidated balance sheet. During the quarter ended March 30, 1996, the Company incurred cash expenditures of $.5 million and non-cash charges of $.1 million. At March 30, 1996, $11.6 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of employee severance and asset write-downs, including lease write-offs for closed offices.

  On May 1, 1996, the Company announced plans to restructure its worldwide operations into three regional operating groups, each with distinct goals and objectives. In addition, the Company plans to consolidate some operations, including the closing of certain regional offices and reconfiguration centers. The Company is currently completing its restructuring plan and anticipates a restructuring charge of approximately $10 to $15 million, which will consist of severance, asset write-downs and lease write-offs for closed facilities. The employee severance will include approximately 300 contract, temporary and full-time employees in various functions. Approximately $10 million of the charge is expected to involve cash disbursements with the remaining costs primarily related to reductions in net asset values. The Company expects to finalize its plans and record the restructuring charge in the consolidated results of operations by the end of the second quarter of fiscal year 1996.

  No assurance can be given that the previous and the anticipated restructuring actions will be successful or that similar actions will not be required in the future.

                               AST RESEARCH, INC.
                  NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 30, 1996

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- ---------------------------------------------------------------------------------
                                               March 30,            December 30,
(In thousands)                                    1996                  1995
- ---------------------------------------------------------------------------------
Purchased parts                                $  82,657             $  73,012
Work in process                                   27,923                33,823
Finished goods                                    79,834               145,504
- ---------------------------------------------------------------------------------
                                               $ 190,414             $ 252,339
=================================================================================

Supplemental Consolidated Statement of Operations Information

- ---------------------------------------------------------------------------------
                                                      Three Months Ended
                                             ---------------------------------
                                                March 30,             April 1,
(In thousands)                                    1996                  1995
- ---------------------------------------------------------------------------------
Financing and other expense:

Interest income                                $  1,022              $    471
Interest expense                                 (7,815)               (4,669)
Foreign exchange gain (loss)                     (1,541)                 (847)
Other                                              (283)                  (76)
- ---------------------------------------------------------------------------------
                                               $ (8,617)             $ (5,121)
=================================================================================

Per Share Information

  Primary and fully diluted loss per share have been computed based upon the weighted average number of common shares outstanding.

Contingencies

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

                             AST RESEARCH, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              MARCH 30, 1996
  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims above.
While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           AST RESEARCH, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                            MARCH 30, 1996

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

Related Party Transactions

  On February 22, 1996, the Company entered into a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung Electronics Co. Ltd. ("Samsung"). The Server Technology Transfer Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products. The Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use various marketing and sales planning studies conducted by the Company. Under the agreements, Samsung agreed to pay $5 million to the Company for each agreement. Such amounts were recorded as revenue from related party in the accompanying condensed consolidated statement of operations. As of March 30, 1996, $5 million had been received from Samsung and $5 million was receivable from Samsung and is included in accounts receivable in the accompanying condensed consolidated balance sheet.

  During the quarter ended March 30, 1996, the Company purchased $84.4 million of components and products from Samsung. Amounts payable to Samsung at March 31, 1996 were $38.9 million.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 30, 1996
RESULTS OF OPERATIONS

  The following table shows the results of operations for the periods indicated as a percentage of total revenue.

                                                   Percentage of Total Revenue
                                                        Three Months Ended
                                                  ------------------------------
                                                       March 30,    April 1,
                                                          1996        1995
- --------------------------------------------------------------------------------
Net sales                                                 98.1%      100.0%
Revenue from related party                                 1.9         -
- --------------------------------------------------------------------------------
Total revenue                                            100.0       100.0

Cost of sales                                            103.7        87.0
- --------------------------------------------------------------------------------
Gross profit (loss)                                       (3.7)       13.0

Selling, general and administrative expenses              14.5        12.1
Engineering and development expenses                       2.0         1.4
- --------------------------------------------------------------------------------
Operating loss                                           (20.2)       (0.5)
Financing and other expense                               (1.6)       (0.7)
- --------------------------------------------------------------------------------
Loss before income taxes                                 (21.8)       (1.2)
Income tax provision (benefit)                             -          (0.2)
- --------------------------------------------------------------------------------
Net loss                                                 (21.8%)      (1.0%)
================================================================================

Total Revenues

  Net sales for the three months ended March 30, 1996 ("the first quarter of fiscal year 1996") decreased 22% to $520.0 million from $670.2 million for the three months ended April 1, 1995 ("comparable prior year period"). The decrease in sales was primarily caused by excess competitor inventory in the sales channel, reduced demand for personal computers during the first two months of the quarter, aggressive pricing actions throughout the industry, and internal product development delays. The Company took aggressive pricing actions to maintain its competitive position and to move its existing products through the sales channel to make room for its spring 1996 product launch, which began at the end of the quarter. The Company anticipates that additional pricing actions will be necessary as it attempts to maintain its competitive price and performance product profile; however, there can be no assurance that future pricing actions will be effective in stimulating sales growth.

  In the three months ended March 30, 1996, the Company's worldwide unit shipments decreased 25% to 300,000 from 400,000 in the comparable prior year period. The decrease in sales resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems and notebooks, which generally sell at a higher average selling price.

  Total revenues for the three months ended March 30, 1996 include $10.0 million from a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung Electronics Co. Ltd. ("Samsung"). Under the agreements, entered into on February 22, 1996, Samsung agreed to pay $5 million for a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and $5 million for a royalty-free license through July 31, 2000 to use various marketing and sales planning studies conducted by the Company. Such amounts were recorded as revenue from related party in the condensed consolidated statement of operations for the three months ended March 30, 1996.

  Sales from desktop system products decreased 16% to $407.2 million in the first quarter of fiscal year 1996 from $486.8 million in the comparable prior year period. The decrease can primarily be attributed to aggressive industry pricing actions, reduced demand for personal computers during the first two months of the quarter, and internal product development delays. Also contributing to the decline was a lower average selling price per unit on certain products as the Company sought to reduce sales channel inventories of older products. These declines in average selling prices were more than offset by a higher average selling price per unit on Pentium(R) processor-based Advantage! and Bravo desktop systems. Decreased sales of the Company's 486-based desktop systems in the first quarter of fiscal year 1996 are consistent with the shift in demand toward the Pentium(R) processor-based desktop systems, which accounted for 97% of total desktop systems sales dollars and 93% of total desktop system units in the first quarter of fiscal year 1996 versus 42% and 28%, respectively, in the comparable prior year period.

  The Company's notebook computer product sales decreased 32% to $75.5 million in the first quarter of fiscal year 1996 from $111.5 million in the comparable prior year period. The decrease in net sales of notebook computers reflects a 39% decrease in unit shipments to 30,000 in the first quarter of fiscal year 1996 from 49,000 in the comparable prior year period. The decline in notebook system sales is primarily attributable to delays in delivery of the Company's newest line of notebook computers. The 39% decrease in unit shipments was partially offset by higher average selling prices per unit on the Pentium(R) processor-based based Ascentia notebook computers. Sales from the Company's notebook computer products represented 15% and 17% of net sales for the first quarter of fiscal year 1996 and the comparable prior year period, respectively.

  Sales from the Company's Americas region, which includes the United States and Canada, decreased 25% to $260.5 million in the first quarter of fiscal year 1996, compared to $346.4 million in the comparable prior year period. Sales to the independent reseller/dealer sales channel for the first quarter of fiscal year 1996 decreased 38% compared to the comparable prior year period, and accounted for 54% of total Americas sales. First quarter fiscal year 1996 sales to the consumer retail sales channel of $120.1 million were comparable to the comparable prior year period.

  International sales, which includes the Company's Europe and Asia Pacific regions, decreased 20% to $259.5 million in the first quarter of fiscal year 1996 from $323.8 million in the comparable prior year period. International sales represented 50% and 48% of net sales in the first quarter of fiscal year 1996 and the comparable prior year period, respectively. Sales from the Company's Europe region decreased 20% from the comparable prior year period with sales declines occurring primarily within the Company's Nordic territory.

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 20% in the first quarter of fiscal year 1996 from the comparable prior year period. The decrease in sales in the first quarter of fiscal year 1996 was attributable to sales declines in the People's Republic of China ("PRC"). Sales into the PRC accounted for approximately 3% of the Company's total sales in the first quarter of fiscal year 1996, compared with approximately 5% in the comparable prior year period. The PRC market experienced a significant increase in competitive pressures, including a significant increase in lower priced products, which directly increased pricing pressures within the PRC market. Although the PRC has historically provided the Company with significant sales, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC, the general economic and political stability of the region and the competitive position of the Company in the local PRC marketplace. Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results. The Company believes that economic factors such as competitive pricing and a lower margin customer mix will continue to impact this region's future sales and operating results. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. The Company's net sales were increased by 0.8% the first quarter of fiscal year 1996 compared to an increase of 3.0% in the comparable prior year period, due to fluctuations in the average value of the U.S. dollar relative to other currencies.


Gross Profit (Loss)

  The Company's gross loss for the first quarter of fiscal year 1996 was 3.7% compared to a gross profit of 13.0% in the comparable prior year period. The decrease in the Company's gross margin resulted primarily from excess competitor inventory in the sales channel and reduced industry demand for personal computers during the first two months of fiscal year 1996, which required aggressive pricing actions to reduce sales channel inventory of the Company's older products. The Company also encountered selected product development issues which led to delays in shipment of the Company's spring product lines in the first quarter of fiscal year 1996. Gross margins were also negatively impacted by the Company's aggressive inventory reduction efforts which resulted in both lower average selling prices and lower margins on certain products. Increased warranty provisions and increased provisions for excess and obsolete inventory also negatively impacted margins. The increase in the warranty provision was due to an increase in costs associated with increased warranty claims while the increased levels of inventory reserves were due to the impact of reduced production plans.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected.

  The Company's gross loss for the first quarter of fiscal year 1996 was reduced by 2.0 percentage points as a result of revenue of $10.0 million from a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung Electronics Co. Ltd. ("Samsung"). Under the agreements, entered into on February 22, 1996, Samsung agreed to pay $5 million for a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and $5 million for a royalty-free license through July 31, 2000 to use various marketing and sales planning studies conducted by the Company. Such amounts were recorded as revenue from related party in the accompanying condensed consolidated statement of operations for the three months ended March 30, 1996.

  The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1996. During the first quarter of fiscal year 1996, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and could adversely affect the Company's financial position.

  The effect of foreign currency fluctuations on sales has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing the first quarter of fiscal year 1996 to the comparable prior year period, the U.S. dollar declined against nearly all European currencies. This period-to-period currency fluctuation resulted in an approximate 0.8% increase in gross margin in the first quarter of fiscal year 1996 compared to the comparable prior year period. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will be negatively impacted.


Operating Expenses

  Total general, selling and administrative expenses in the first quarter of fiscal year 1996 of $77.0 million decreased by $4.0 million from the comparable prior year period and represented 14.5% of total revenue, versus 12.1% of total revenue in the comparable prior year period. The decline can primarily be attributed to advertising rebates received during the current quarter. These amounts were partially offset by increased advertising expenditures and higher technical support costs.

  Beginning in fiscal year 1996, the Company is embarking on aggressive new marketing initiatives designed to increase demand for the Company's products including a new U.S. television advertising campaign that will be airing on selected domestic cable networks and an outdoor advertising campaign in major U.S. cities and airports. The new marketing initiatives are expected to result in an increase in general, selling and administrative expenses in fiscal year 1996. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Engineering and development costs for the first quarter of fiscal year 1996 increased in absolute dollars and as a percentage of net sales due primarily to higher engineering materials expense related to new product introductions. Products introduced in the first quarter of fiscal year 1996 included additions to the Advantage!, Bravo and Ascentia product lines.

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

  In the second quarter of fiscal year 1996, the Company plans to restructure its worldwide operations into three regional operating groups, each with distinct goals and objectives. In addition, the Company plans to consolidate some operations, including the closing of certain regional offices. The Company is currently completing its restructuring plan and anticipates a restructuring charge of approximately $10 to $15 million, which will consist of severance, asset write-downs and lease write-offs for closed facilities. The employee severance will include approximately 300 contract, part-time and full-time employees in various functions. Approximately $10 million of the charge is expected to involve cash disbursements with the remaining costs primarily related to reductions in net asset values. The Company expects to finalize its plans and record the restructuring charge in the consolidated results of operations by the end of the second quarter of fiscal year 1996. No assurance can be given that these anticipated restructuring actions will be successful or that similar actions will not be required in the future. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.


Other Income and Expense

  In the first quarter of fiscal year 1996, the Company had net interest expense of $6.8 million compared to $4.2 million in the comparable prior year period. Interest expense increased by $3.1 million primarily as a result of $4.1 million of amortization expense associated with the cost of obtaining a Samsung credit guarantee in December 1995. The increase in net interest expense was partially offset by higher interest income due to higher average cash balances.

  In the first quarter of fiscal year 1996, the Company recognized net other expense of $1.8 million compared to net other expense of $.9 million in the comparable prior year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The increase in the first quarter of fiscal year 1996 was primarily due to losses incurred as a result of the unfavorable movement of the U.S. dollar relative to other currencies in the first quarter of fiscal year 1996 over the comparable prior year period. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."


Income Tax Provision (Benefit)

  The Company recorded an effective income tax provision (benefit) rate of 0% and (0.2%) during the first quarter of fiscal year 1996 and for the comparable prior year period, respectively. The decrease in the first quarter of fiscal year 1996 effective tax benefit rate was primarily due to the Company's provision of a 100% valuation allowance against additional deferred tax assets (including loss carryforwards) that arose during the first quarter of fiscal year 1996.

  Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $141 million of future taxable income during applicable carry forward periods. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $117.1 million at March 30, 1996 included cash and cash equivalents of $126.9 million compared to working capital of $223.5 million and cash and cash equivalents of $125.4 million at December 30, 1995. The decrease in working capital can primarily be attributed to lower inventory balances, partially offset by higher accounts payable and higher short-term borrowings. The significant reduction in inventory balances was due to improved inventory management. The Company had $85.0 million in short-term borrowings at March 30, 1996 compared to $75.0 million at December 30, 1995. During the first quarter of fiscal year 1996, the Company used $4.9 million of cash to fund its operating loss for the quarter.

  Net cash used in investing activities decreased during the first quarter of fiscal year 1996 compared with the same comparable prior year period, primarily due to a decrease in net capital expenditures. Net capital expenditures totaled $4.8 million in the first quarter of fiscal year 1996 compared to $4.4 million in the comparable prior year period. Capital expenditures consisted primarily of additions to plant and production equipment. The Company expects its total fiscal year 1996 capital expenditures to be somewhat greater than those incurred in the first quarter of fiscal year 1996, annualized for a full year of expenditures. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net cash provided by financing activities of $8.0 million was due to the proceeds from short-term borrowings, partially offset by repayment of long-term debt.

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

  On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, principally including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors. The issuance of the option increases Samsung's potential ownership in the Company to approximately 45%. The benefits received in exchange for the option were recorded in "Other assets" based on the fair value of the option at the date of issuance, or $31.0 million. In connection with this agreement, the Company incurred professional fees of approximately $2.0 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1997.

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1996. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus .25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. All other terms of the credit agreement remained unchanged. At March 30, 1996, there was $85.0 million outstanding as borrowings under this credit facility at an average interest rate of 7.00% per annum.

  In connection with the Company's acquisition from Tandy Corporation ("Tandy") of Tandy's personal computer manufacturing operations, the Company issued a $96.7 million promissory note to Tandy which is due on July 11, 1996. Interest due related to fiscal year 1995 was paid on July 11, 1995 at a rate of 4.94% per annum. The interest rate was adjusted to 5.00%, effective July 11, 1995, based on the lower of either 5% or the "lowest three month rate" within the meaning of
Section 1274(d)(2) of the Internal Revenue Code of 1986 as of July 11, 1995. Interest is paid once per year on July 11th and there are no sinking fund requirements. The note also required the Company to maintain a standby letter of credit payable to Tandy in the amount of 70% of the face value of the note or $67.7 million. Upon maturity of the note, up to 50% of the initial principal amount of the promissory note was convertible, at the option of the Company, into common stock of the Company based upon its then fair market value, as defined in the promissory note. Under the terms of the Stock Purchase Agreement, Samsung agreed to provide a letter of credit to support the promissory note due to Tandy Corporation replacing the Company's letter of credit and to provide funds to satisfy $75.0 million of the note obligation upon maturity of the note.

  On August 23, 1995, the Company and Tandy amended the terms of the $96.7 million promissory note. Pursuant to such amendments, the Company paid $6.7 million on August 25, 1995, thereby reducing the note balance to $90.0 million. Tandy allowed the substitution of a letter of guarantee from both Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. for the letter of credit previously required from the Company. Additionally, the maximum principal amount of the note that may be converted, at the option of the Company, into common stock of the Company upon maturity of the note, based upon its then fair market value as defined in the note, was reduced to $30.0 million. All other terms of the promissory note remained unchanged. Although the Company has made no decision as to the source of funds to be used to repay this note, or whether it will exercise its option to repay a portion of the note through the issuance of common stock, the Company currently expects to fund the repayment through cash from operations and/or through a borrowing from Samsung of up to $75 million that is available to the Company upon maturity of the note pursuant to the Stock Purchase Agreement with Samsung.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315.0 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof. The Company has made no decision as to whether it will meet these future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. The Stock Purchase Agreement and ownership by Samsung of approximately 40% of the common stock of the Company does not have any impact on the terms of the LYON securities. In addition, the potential increase in ownership by Samsung to 45% assuming exercise of its option on 4.4 million shares of common stock as part of the Additional Support Agreement would not have any impact on the terms of the LYONs.

  The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. While the Company currently has adequate sources of external financing available to meet its current operating requirements, these sources of external financing are supported by a guarantee provided for the Company by Samsung. The Company has not determined what steps it will take when the existing additional support agreements terminate in December 1997. The Company believes that it will have adequate time prior to the expiration of the support agreements to arrange for new sources of external financing. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. However, if the Company is unable to arrange for external financing in December 1997, there would be a material adverse effect on the Company's business, financial position and results of operations.


Foreign Exchange Hedging

  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations by utilizing a limited hedging strategy which has included the use of foreign currency borrowings, the netting of foreign currency assets and liabilities and forward exchange contracts. The actual gain or loss associated with forward exchange contracts are limited to the contract amount multiplied by the value of the exchange rate differential between the time the contract is entered into and the time it matures. The Company typically holds all of its contracts until maturity and enters forward contracts ranging in maturity dates from one to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statement of operations, and any premium or discount is recognized over the life of the contract. Some foreign locations, such as the PRC, do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposure to foreign currency fluctuations.

  The Company held forward exchange contracts maturing at various dates through August 1996 with a face value of approximately $171.0 million and $162.0 million at March 30, 1996 and December 30, 1995, respectively. The face value of the contracts approximates the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. Unrealized losses associated with these forward contracts totaling $1.2 million and $.4 million at March 30, 1996 and at December 30, 1995 are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings at March 30, 1996 and at December 30, 1995 totaled $1.9 million and $4.0 million, respectively.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources (including Samsung) and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

  The Company's future success will be highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be technically advanced or commercially successful due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company attempts to closely monitor new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability, as occurred in the first quarter of fiscal year 1996. In addition, if the Company is unable to successfully anticipate and manage shifts in personal computer technology, the Company's product life cycles could be negatively impacted and may continue to have a material adverse effect on the Company's net sales, cash flow and profitability.

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

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel display screens, Dynamic Random Access Memory chips ("DRAMs"), Static Random Access Memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, lithium ion batteries, Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. The Company purchases both components and selected finished goods pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  The Company and Samsung have entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. In addition, because Samsung has other business involvements typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company.

  Samsung is a critical supplier of components to the Company and is based in South Korea. Political turmoil between North and South Korea could adversely affect the Company's operations.

  In December 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design and to realign its Asia Pacific manufacturing operations. The Company's increased reliance on third-party board manufacturers involves risks, including the possibility of defective boards, a shortage of boards, an increase in board costs and disruptions in delivery of boards. Should delays, defects or shortages occur or board costs significantly increase, the Company's net sales and profitability could be adversely affected. Although the Company believes that the restructuring activities were necessary, no assurance can be given that the restructuring action will be successful or that similar action will not be required in the future.

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

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facilities and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. The Company currently has a $200 million
revolving credit facility guaranteed by Samsung.   However, in the event the
Company is unable to maintain access to its existing financing sources, there would be a material adverse effect on the Company's business operations.

  The Company participates in a highly competitive and volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, technological advances and product obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock re-balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock re-balancing and price protection credits represented 5.9% of total revenue during the first quarter of fiscal year 1996, compared to 3.2% for the comparable prior year period. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that could adversely impact the Company's net sales and profitability in the future.

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

  General economic conditions have an impact on the Company's business and financial results. From time to time, the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has historically experienced seasonally higher sales in the consumer retail sales channel in the quarter ended in December due to strong holiday demand for some of its products in certain regions.

  The Company's international operations may be affected by changes in United States trade relationships, increased competition and the economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC and Taiwan may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Also, political tensions between the PRC and Taiwan could adversely affect the Company's operations, particularly its notebook production. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company operates could have an adverse effect on the Company's net sales and profitability.

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

  This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current restructuring plans, (iii) defending positions with the IRS and in the legal proceedings described above,
(iv) accurately forecasting capital expenditures, and (v) obtaining new sources of external financing prior to the expiration of existing support arrangements entered into with Samsung. Assumptions relating to budgeting, marketing, advertising, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal tax liabilities for such years of approximately $8.3 million, excluding interest, relating to the allocation of income between the Company and its foreign subsidiaries. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. Before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The Company has maintained various liability insurance policies during the periods covering the claims filed above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations; however, the Company is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 1995 Annual Meeting of Stockholders was held on January 25, 1996. Matters submitted to a vote of security holders included:

(1) The election of the following ten directors to hold office until the next annual meeting and until their successors are elected and duly qualified:

           Director                    For       Withheld
       -------------------------   ----------   ---------

       Ian Diery                   37,449,492    404,149
       Richard J. Goeglein         37,441,452    412,189
       Jack W. Peltason            37,453,232    400,409
       Safi U. Qureshey            37,452,172    401,469
       Carmelo J. Santoro, Ph.D.   37,455,832    397,809
       Hoon Choo                   37,411,167    442,474
       Kwang-Ho Kim                37,443,193    410,448
       Young Soo Kim               37,441,329    412,312
       Won Suk Yang                37,455,032    398,609
       Hee Dong Yoo                37,453,391    400,250

(2) The approval of additional shares to be available under the AST Research, Inc. 1991 Stock Option Plan for Non-Employee Directors.

       In favor                    33,660,622
       Opposed                      3,500,882
       Abstentions                    119,503
       Broker Non-Votes               572,634

(3) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 28, 1996.

       In favor                    37,642,228
       Opposed                        142,043
       Abstentions                     69,300


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.1  Server Technology Transfer Agreement dated February 22,
             1996, between AST Ireland Limited and Samsung Electronics Co. Ltd.

       10.2 Strategic Consulting Agreement, dated February 22, 1996, between AST Ireland Limited and Samsung Electronics Co. Ltd.

       11.   Computation of Net Income (Loss) Per Share.

       27.   Financial Data Schedule


   (b) Reports on Form 8-K

            On February 1, 1996, the Company filed a report on Form 8-K reporting under Item 5 thereof, the persons elected as directors at the Company's Annual Meeting of Shareholders held on Thursday, January 25, 1996. In addition, the Company announced an increase in the size of the board from 10 to 11 and that Bo-Soon Sung was designated by Samsung and named as an additional director of the Company.

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

                                          AST Research, Inc.
                                             (Registrant)


Date: May 14, 1996                      /s/JOSEPH E. NORBERG
                                        ---------------------
                                         Joseph E. Norberg
                                         Senior Vice President
                                           and Chief Financial Officer