Form 10-Q
period 1996-06-29
AST RESEARCH INC /DE/
filed 1996-08-13
CIK 725182

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

       FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ TO __________________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 57,734,830 shares of the registrant's Common Stock, par value $.01 per share, outstanding on August 2, 1996.

________________________________________________________________________________
________________________________________________________________________________


                               AST RESEARCH, INC.
                                      INDEX




                                                                         Page
                                                                         ----
     PART I.   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                 at June 29, 1996 (Unaudited)
                 and December 30, 1995                                     3

               Condensed Consolidated Statements of Operations
                 (Unaudited) for the three months and six months ended
                 June 29, 1996 and July 1, 1995                            4

               Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the six months ended
                 June 29, 1996 and July 1, 1995                            5

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                 6-12


       Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         13-25



     PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                       26-27

       Item 6. Exhibits and Reports on Form 8-K                           28


     SIGNATURES                                                           28


This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" thereunder and elsewhere herein.


                               AST RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------------------------
                                                          June 29,           December 30,
                                                            1996                 1995
(In thousands, except share amounts)                    (Unaudited)
- ------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                            $     66,947          $    125,387
  Accounts receivable, net of allowance for
   doubtful accounts of $20,354 at June 29, 1996
   and $18,629 at December 30, 1995                         387,495               392,598
  Inventories                                               218,149               252,339
  Deferred income taxes                                      20,806                19,495
  Other current assets                                       28,451                47,802
- ------------------------------------------------------------------------------------------------
     Total current assets                                   721,848               837,621

 Property and equipment, net                                 96,605                98,725

 Other assets                                               103,882               119,696
- ------------------------------------------------------------------------------------------------
                                                       $    922,335          $  1,056,042
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                $     95,000          $     75,000
  Accounts payable, including payable to related
   party of $45,739 at June 29, 1996 and
   $31,562 at December 30, 1995                             279,665               199,346
  Accrued salaries, wages and employee benefits              16,189                19,827
  Other accrued liabilities                                 178,781               200,639
  Income taxes payable                                       29,958                26,902
  Current portion of long-term debt                          60,302                92,361
- ------------------------------------------------------------------------------------------------
     Total current liabilities                              659,895               614,075

 Long-term debt                                             158,564               125,540
 Other non-current liabilities                                7,241                 5,545

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 44,736,900 shares issued and
   outstanding at June 29, 1996 and 44,679,400
   shares at December 30, 1995                                  447                   447
  Additional capital                                        414,978               414,735
  Retained earnings (deficit)                              (318,790)             (104,300)
- ------------------------------------------------------------------------------------------------
     Total shareholders' equity                              96,635               310,882
- ------------------------------------------------------------------------------------------------
                                                       $    922,335          $  1,056,042
================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                  Six Months Ended
                                           -----------------------------     -------------------------------
                                               June 29,        July 1,           June 29,        July 1,
(In thousands, except per share amounts)         1996           1995               1996           1995
- ------------------------------------------------------------------------------------------------------------
Net sales                                   $   538,759     $   662,002       $ 1,058,731     $ 1,332,178
Revenue from related party                       15,000               -            25,000               -
- ------------------------------------------------------------------------------------------------------------
Total revenue                                   553,759         662,002         1,083,731       1,332,178

Cost of sales                                   535,158         606,886         1,084,775       1,190,120
- ------------------------------------------------------------------------------------------------------------
Gross profit (loss)                              18,601          55,116            (1,044)        142,058

Selling, general and administrative expenses     86,275          80,694           163,259         161,633
Engineering and development expenses              9,645           8,817            20,159          17,833
Restructuring and other charges                  13,619               -            13,619               -
- ------------------------------------------------------------------------------------------------------------
Total operating expenses                        109,539          89,511           197,037         179,466
- ------------------------------------------------------------------------------------------------------------
Operating loss                                  (90,938)        (34,395)         (198,081)        (37,408)

Financing and other expense, net                 (7,792)         (4,898)          (16,409)        (10,019)
- ------------------------------------------------------------------------------------------------------------
Loss before income taxes                        (98,730)        (39,293)         (214,490)        (47,427)

Income tax provision (benefit)                        -          (7,662)                -          (9,248)
- ------------------------------------------------------------------------------------------------------------
Net loss                                    $   (98,730)    $   (31,631)      $  (214,490)    $   (38,179)
============================================================================================================
Net loss per share                          $     (2.21)    $      (.98)      $     (4.80)    $     (1.18)
============================================================================================================
Weighted average common shares outstanding       44,723          32,393            44,702          32,385
============================================================================================================
                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- ----------------------------------------------------------------------------------------------------
                                                                       Six Months Ended
                                                                  -------------------------------
                                                                      June 29,          July 1,
(In thousands)                                                          1996             1995
- ----------------------------------------------------------------------------------------------------
Net cash used in operating activities                              $   (67,370)     $   (25,302)

Cash flows from investing activities:
  Purchases of capital equipment, net                                   (8,922)          (8,415)
  Purchases of other assets, net                                          (548)         (10,463)
- -----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (9,470)         (18,878)

Cash flows from financing activities:
  Short-term borrowings, net                                            20,000           81,000
  Repayment of long-term debt, net                                      (2,113)            (142)
  Proceeds from issuance of common stock, net                              243              394
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               18,130           81,252

Effect of exchange rate changes on cash and cash equivalents               270           (9,901)
- -----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (58,440)          27,171

Cash and cash equivalents at beginning of period                       125,387           68,654
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $    66,947      $    95,825
=====================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                        $     1,775      $     5,240
   Income taxes paid (refunded), net                               $    (7,207)     $    (2,317)
=====================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

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

  The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Transition Report on Form 10-K for the transition period from July 2, 1995 to December 30, 1995 ("transition period 1995"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

  On October 26, 1995, the Company changed its fiscal year from the Saturday closest to June 30 to the Saturday closest to December 31. The change was effective for transition period 1995.

  The Company has elected to change the presentation of its consolidated statement of cash flows from the direct method to the indirect method of presentation. In addition, the Company has elected to present condensed consolidated financial statements for its quarterly interim reporting. The changes are effective for fiscal year 1996.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets is more likely than not.

  For the six-month period ended June 29, 1996, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from its current operating loss.

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


                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

  In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets including goodwill existed at June 29, 1996. The Company's analysis at June 29, 1996 has been based on an estimate of future undiscounted cash flows using forecasted results of operations. Should the results of these forecasts not be achieved, future analysis may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value. The Company would then be required to make a determination of the fair value of its long-lived assets. The Company is unable to predict whether any write-down would be required in such circumstances. The Company's historical results of operations and its cash flows in the first six months of fiscal year 1996, transition period 1995 and in fiscal years 1995 and 1994 indicate that it is at least reasonably possible that such circumstances could arise in fiscal year 1996.

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

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

- --------------------------------------------------------------------------------
                                                 June 29,        December 30,
(In thousands)                                     1996              1995
- --------------------------------------------------------------------------------
Purchased parts                                $  69,711          $  73,012
Work in process                                   12,121             33,823
Finished goods                                   136,317            145,504
- --------------------------------------------------------------------------------
                                               $ 218,149          $ 252,339
================================================================================

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

Supplemental Consolidated Statement of Operations Information

- --------------------------------------------------------------------------------------------------
                                                Three Months Ended          Six Months Ended
                                              ----------------------    -----------------------
                                                June 29,     July 1,      June 29,     July 1,
(In thousands)                                    1996        1995          1996         1995
- --------------------------------------------------------------------------------------------------
RESTRUCTURING AND OTHER CHARGES:

Restructuring charge                           $  6,527     $     -      $  6,527     $     -

Other charges:
  Asset write-down related to
    restructuring activities                      2,355           -         2,355           -
  Facility write-down to net realizable value     1,149           -         1,149           -
  Provision under Founder's Agreement             3,588           -         3,588           -
- --------------------------------------------------------------------------------------------------
                                               $ 13,619     $     -      $ 13,619           -
==================================================================================================

Restructuring Charge

  At December 30, 1995, $9.2 million of the $125 million restructuring charge incurred in connection with the 1993 acquisition of certain assets and assumption of certain liabilities of Tandy Corporation's ("Tandy") personal computer manufacturing operation remained accrued on the Company's condensed consolidated balance sheet. During the six months ended June 29, 1996, the Company incurred cash expenditures of $1.3 million, related primarily to remaining lease obligations. At June 29, 1996, $7.9 million of the remaining restructuring accrual consists primarily of amounts provided for remaining lease payments and the write-down of related leasehold improvements to net realizable value. The lease payments are expected to be completed in fiscal year 1999.

  At December 30, 1995, approximately $12.2 million of the $13.0 million restructuring charge incurred in transition period 1995 in connection with the Company's decision to increase its utilization of third-party board design and manufacturing and, as a result, to realign its Asia Pacific manufacturing operations remained accrued on the Company's condensed consolidated balance sheet. During the six months ended June 29, 1996, the Company incurred cash expenditures of $2.9 million and non-cash charges of $1.3 million, related primarily to severance payments, asset write-downs and lease payments for closed facilities. Accordingly, at June 29, 1996, $8.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of employee severance, asset write-downs and provisions for lease obligations. As of June 29, 1996, approximately $2.1 million of the total $5.0 million restructuring charge utilized to date relates to severance payments made to the approximately 1,350 employees who have been terminated under this plan. The Company expects the majority of the restructuring to be completed by the end of the third quarter of fiscal year 1996, with certain charges such as lease obligations extending through fiscal year 1998.

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. In accordance with this plan, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs and provisions for lease obligations.
Approximately $5.8 million is expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance will involve approximately 240 employees, across all functions and levels. In the quarter ended June 29, 1996, the Company incurred cash expenditures of $1.4 million, all of which related to severance payments. As of June 29, 1996, approximately 190 employees have been terminated under this plan. The Company expects that a majority of the restructuring will be completed by the end of the third quarter of fiscal year 1996, with certain charges such as lease obligations extending through fiscal year 2001.

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

  No assurance can be given that the previous and the current restructuring actions will be successful or that similar actions will not be required in the future.

Other charges

  As part of its second quarter restructuring plan, the Company closed its German subsidiary, and, as a result, incurred approximately $2.4 million in asset write-downs related to an accounts receivable balance rendered uncollectible. In addition, $1.1 million in other charges were provided as a result of management's commitment to dispose of its existing sales facility in France. The carrying amount of the facility, which includes land, a building, and leasehold improvements, is approximately $3.0 million after the write-down and represents the estimated fair value less costs to sell.

  Effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the Company elected Kwang-Ho Kim as Chairman and named Mr. Qureshey Chairman Emeritus. As a result of this change, the Founder's Agreement was amended to allow Mr. Qureshey to exercise his rights under the agreement at any time. Therefore, in accordance with Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company provided $3.6 million representing the present value of the benefits payable to Mr. Qureshey.

- --------------------------------------------------------------------------------------
                                     Three Months Ended           Six Months Ended
                                 ------------------------   --------------------------
                                    June 29,      July 1,       June 29,      July 1,
(In thousands)                        1996         1995          1996          1995
- --------------------------------------------------------------------------------------
FINANCING AND OTHER EXPENSE:

Interest income                   $    465     $    884      $   1,487     $   1,355
Interest expense                    (8,002)      (5,875)       (15,817)      (10,544)
Foreign exchange gain (loss)          (481)         125         (2,022)         (722)
Other                                  226          (32)           (57)         (108)
- --------------------------------------------------------------------------------------
                                  $ (7,792)    $ (4,898)     $ (16,409)    $ (10,019)
======================================================================================

Per Share Information

  Primary and fully diluted loss per share have been computed based upon the weighted average number of common shares outstanding.


                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

Contingencies

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS had completed its examination of the Company's 1987 and 1988 federal income tax returns and had proposed adjustments to the Company's federal income tax liabilities for such years of approximately $8.2 million, plus accrued interest of $10.3 million. The proposed adjustments related to the allocation of income between the Company and its foreign subsidiaries. Following the Company's requests for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the assessment was not adopted in the final regulations. While the notice of proposed adjustment has not been withdrawn, the IRS has informed the Company that the proposed adjustment is being redetermined in compliance with the final regulations. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments and will analyze any subsequent proposed adjustments that may be issued. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, Management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, based on preliminary facts available to the Company, Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial positionor results of operations.

  The Company was named as a defendant in a lawsuit filed on June 7, 1995 in the Superior Court for the County of Orange, California. The case name for this filing is Competitive Technology v. AST Research, Inc., and the complaint alleged that the Company intentionally interfered with contracts between Competitive Technology and Daewoo concerning the supply of computer monitors to the Company. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, based on preliminary facts available to the Company, Management does not believe that the outcome of this dispute will have a material adverse impact on the Company's consolidated financial position or results of operations.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Related Party Transactions

  On February 22, 1996, the Company entered into a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung Electronics Co. Ltd. ("Samsung"). The Server Technology Transfer Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products. The Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use various marketing and sales planning studies provided by the Company. Under
each agreement, Samsung paid $5 million to the Company.    These amounts are not
refundable under any circumstance and are not contingent upon the rendering of future services by the Company. As a result of these agreements, $10.0 million was recorded as revenue from related party in the quarter ended March 30, 1996, and is included in the accompanying condensed consolidated statements of operations for the six months ended June 29, 1996.

  On June 27, 1996, the Company entered into an Intellectual Property Assignment Agreement with Samsung, which assigns a first group of patent applications of the Company to Samsung. Under the agreement, Samsung agreed to pay $15 million to the Company. Samsung also has an option under this agreement to purchase an additional group of patent applications of the Company at any time between July 1, 1996 and December 20, 1996, the terms of which will be agreed upon at that time. The assignment of the first group of patent applications was completed and the $15 million payment is not contingent upon the rendering of future services by the Company. As a result of this agreement, $15.0 million was recorded as revenue from related party in the accompanying condensed consolidated statements of operations for the three- and six-month periods ended June 29, 1996. As of June 29, 1996, $15 million was receivable from Samsung as a result of these agreements and is included in accounts receivable in the accompanying condensed consolidated balance sheet.

  During the three- and six-month periods ended June 29, 1996, the Company purchased components and products from Samsung of approximately $29.5 million and $113.9 million, respectively. Amounts payable to Samsung at June 29, 1996 were $45.7 million.

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996

Subsequent Events

  On July 11, 1996, the Company repaid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock valued at $30 million, and $60 million in cash. In accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," ("SFAS 6"), $30 million of the promissory note was reclassified from current portion of long-term debt to long-term debt in the accompanying condensed consolidated balance sheet, as the obligation was refinanced on a long-term basis.

  Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to repay Tandy. This issuance was at Samsung's discretion pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung.

  Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on U.S. net operating loss carryforwards and excess credits if of one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of these subsequent events, Tandy and Samsung's combined equity ownership has now exceeded 50 percentage points. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 29, 1996
RESULTS OF OPERATIONS

  The following table represents the results of operations for the periods indicated as a percentage of total revenue.

                                            Percentage of Total Revenue        Percentage of Total Revenue
                                                Three Months Ended                   Six Months Ended
                                            ---------------------------        ---------------------------
                                              June 29,        July 1,              June 29,       July 1,
                                                1996           1995                  1996          1995
- ----------------------------------------------------------------------------------------------------------
Net sales                                       97.3%         100.0%                 97.7%        100.0%
Revenue from related party                       2.7              -                   2.3             -
- ----------------------------------------------------------------------------------------------------------
Total revenue                                  100.0          100.0                 100.0         100.0
Cost of sales                                   96.6           91.7                 100.1          89.3
- ----------------------------------------------------------------------------------------------------------
Gross profit (loss)                              3.4            8.3                  (0.1)         10.7
- ----------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses    15.6           12.2                  15.1          12.1
Engineering and development expenses             1.7            1.3                   1.8           1.4
Restructuring and other charges                  2.5              -                   1.3             -
- ----------------------------------------------------------------------------------------------------------
Operating loss                                 (16.4)          (5.2)                (18.3)         (2.8)
Financing and other expense, net                (1.4)          (0.7)                 (1.5)         (0.8)
- ----------------------------------------------------------------------------------------------------------
Loss before income taxes                       (17.8)          (5.9)                (19.8)         (3.6)
Income tax provision (benefit)                     -           (1.1)                    -          (0.7)
- ----------------------------------------------------------------------------------------------------------
Net loss                                       (17.8%)         (4.8%)               (19.8%)        (2.9%)
==========================================================================================================
The following table represents selected key asset turnover ratios for the periods indicated:

Days total revenue in accounts receivable       63.0           53.7                  64.4          53.4
Inventory turnover (annualized)                  9.8            9.6                   9.9           9.4
==========================================================================================================

Total Revenue

  Net sales for the quarter ended June 29, 1996 decreased 19% to $538.7 million from $662.0 million for the quarter ended July 1, 1995. Net sales for the six months ended June 29, 1996 declined 21% from $1,332.2 million to $1,058.7 million. The decrease in net sales in the quarter ended June 29, 1996 was primarily caused by a decline in international sales over the prior-year period and the effects of continued competitive industry conditions. During the second quarter, the Company experienced decreased international sales in both its Europe and Asia Pacific regions. The decline in the Europe region sales was attributable to a general slowing in the marketplace causing a decline in demand for both business and consumer desktop products. Lower Asia Pacific region sales were due to a more rapid shift in both availability of and resulting demand for Pentium(R) processor-based systems than had been anticipated. Net sales within the Company's Americas region declined by 4% primarily due to the intensely competitive personal computer industry and lower net sales in Canada. The decrease in net sales for the six months ended June 29, 1996 was primarily caused by, in addition to the factors mentioned above affecting the second quarter, excess competitor inventory in the sales channel, reduced demand for personal computers during the first two months of fiscal year 1996, aggressive pricing actions throughout the industry and internal product development delays. The Company continues to take aggressive pricing actions within all of its regions to maintain its competitive market position. The Company anticipates that the competitive pricing environment will continue and that additional pricing actions may be necessary in order to maintain its competitive price and performance product profile. However, there can be no assurance that future pricing actions will be effective in maintaining existing unit sales or in stimulating unit sales growth.

  In the quarter ended June 29, 1996, the Company's worldwide unit shipments decreased 19% to 321,000 from 396,000 in the comparable prior-year period. For the six months ended June 29, 1996, unit shipments decreased 22% to 621,000 from 796,000 in the comparable prior-year period. The decrease in sales resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems and notebooks, which generally sell at a higher average selling price. In the second quarter of fiscal year 1996, the Company introduced a 486-based low cost multimedia desktop system made exclusively for Wal-Mart, which is priced below $1,000. The Company shipped 35,000 of these units in the second quarter, leading to a decline in overall average selling prices, partially offset by the increase in the average selling price caused by a higher percentage of shipments of Pentium(R) processor-based systems. The Company anticipates that it will continue to sell similar $1,000 price-level systems, which could continue to impact the overall average selling price of the Company's products. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net sales from desktop system products decreased 26% to $362.7 million in the second quarter of fiscal year 1996 from $489.5 million in the comparable prior-year period, and shipments of desktop units declined 20% to 274,000 units from 342,000 in the comparable prior-year period. Net sales from desktop system products decreased 21% to $769.9 million in the six-month period ended June 29, 1996 from $976.3 million in the comparable prior-year period, and shipments of desktop units declined 22% to 621,000 units from 796,000 in the comparable prior-year period. The decrease can primarily be attributed to lower international sales caused by decreased demand for personal computers, decreased sales into the People's Republic of China ("PRC"), aggressive industry pricing actions which led to lower average selling prices and lower average selling prices per unit in the first quarter on certain products as the Company sought to reduce sales channel inventories of older products. Also contributing to the decline in sales dollars in excess of the decline in units sold was a lower average selling price per unit on certain products caused by the Company's shipment of 35,000 units of its new 486-based low cost multimedia desktop systems to Wal-Mart during the quarter ended June 29, 1996. These declines in average selling prices were partially offset by a higher average selling price per unit on Pentium(R) processor-based Advantage! and Bravo desktop systems. Sales of the Company's desktop systems represented 68% and 78% of net sales for the second quarter of fiscal year 1996 and the comparable prior-year period, respectively, and 72% and 74% for the six months ended June 29, 1996 and the comparable prior-year period, respectively.

  Net sales from notebook computer products increased 2% to $120.4 million in the second quarter of fiscal year 1996 from $117.9 million in the comparable prior-year period. The increase in net sales of notebook computers occurred despite a 13% decrease in unit shipments to 47,000 in the second quarter of fiscal year 1996 from 54,000 in the comparable prior-year period. This increase in notebook system sales is attributable to higher average selling prices per unit on Pentium(R) processor-based Ascentia notebooks. For the six-month period ended June 29, 1996, notebook sales decreased 15%, while unit shipments declined 25%, primarily due to higher average selling prices per unit on the Pentium(R) processor-based Ascentia notebook computers. Net sales of the Company's notebook computer products represented 22% and 18% of net sales for the second quarter of fiscal year 1996 and the comparable prior-year period, respectively, and 19% and 17% for the six months ended June 29, 1996 and the comparable prior-year period, respectively.

  Net sales from the Company's Americas region, which includes the United States and Canada, decreased 4% to $337.9 million in the second quarter of fiscal year 1996, compared to $352.9 million in the comparable prior-year period. For the six months ended June 29, 1996, net sales declined 14% to $598.4 million from $699.3 million in the comparable prior-year period. Net sales to the independent reseller/dealer sales channel for the second quarter of fiscal year 1996 decreased 23% compared to the comparable prior-year period, and accounted for 52% of total Americas region sales, while such sales decreased 30% and accounted for 53% of total Americas region sales for the six-month period ended June 29, 1996. Second quarter fiscal year 1996 sales to the consumer retail sales channel of $162.0 million increased 30% over the comparable prior-year period, while sales for the six-month period increased 15% to reach $282.0 million. The increase in the consumer retail channel is primarily the result of the Company's shipment of 35,000 units of its new 486-based low cost multimedia desktop systems to Wal-Mart during the quarter ended June 29, 1996.

  International sales, which includes the Company's Europe and Asia Pacific regions, decreased 35% to $200.9 million in the second quarter of fiscal year 1996 from $309.1 million in the comparable prior-year period and decreased 27% to $460.4 million from $632.9 million for the six-month period ended June 29, 1996 and the comparable prior-year period, respectively. International sales represented 37% and 47% of net sales in the second quarter of fiscal year 1996 and the comparable prior year period, respectively, and represented 43% and 48% for the six-month periods ended June 29, 1996 and July 1, 1995, respectively. Net sales from the Company's Europe region decreased 26% in the second quarter and 23% for the six month period ended June 29, 1996 from the comparable prior-year periods with sales declines occurring primarily within the Company's Nordic territory and the United Kingdom.

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 51% in the second quarter of fiscal year 1996 and 38% for the six-month period ended June 29, 1996 from the comparable prior-year periods. The decrease in net sales was primarily attributable to sales declines in the PRC, where reduced demand for the Company's products was caused by an unexpectedly rapid shift in both availability of and resulting demand for Pentium(R) processor-based systems in the current quarter. Sales into the PRC accounted for approximately 1% of the Company's net sales in the second quarter of fiscal year 1996, compared with approximately 7% in the comparable prior-year period and 2.4% versus 5.8% for the six-month periods ended June 29, 1996 and July 1, 1995, respectively. Also contributing to the decline in sales into the PRC was a significant increase in competitive pressures within the PRC marketplace, including a significant increase in lower priced products, causing increased pricing pressures. The Company believes that economic factors such as competitive pricing and a lower margin customer mix will continue to impact this region's future sales and operating results. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. Although the PRC has historically provided the Company with significant sales, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC, the general economic and political stability of the region and the competitive position of the Company in the local PRC marketplace. Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. The Company's net sales were increased by 0.04% during the six months ended June 29, 1996 compared to an increase of 3.0% in the comparable prior-year period, due to fluctuations in the average value of the U.S. dollar relative to other currencies.

  Total revenue for the six months ended June 29, 1996 includes $15.0 million from an Intellectual Property Assignment Agreement dated June 27, 1996, $5 million from a Server Technology Transfer Agreement dated February 22, 1996 and $5 million from a Strategic Consulting Agreement dated February 22, 1996, each of which is with Samsung Electronics Co., Ltd. ("Samsung"). The Intellectual Property Assignment Agreement assigns a first group of certain patent applications of the Company to Samsung in exchange for a payment of $15 million to the Company. Samsung also has an option under this agreement to purchase another group of patent applications at any time between July 1, 1996 and December 20, 1996, the terms of which will be agreed upon at that time. The Server Technology Transfer Agreement and the Strategic Consulting Agreement grants Samsung royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and to use various marketing and sales planning studies provided by the Company, respectively, in exchange for $5 million for each agreement. The patent assignment of the first group of patents was completed and both the $15 million payment and the $5 million payments are not refundable nor are they contingent upon the rendering of future services by the Company. A total of $25 million related to these agreements was recorded as revenue from related party in the condensed consolidated statements of operations for the six months ended June 29, 1996.

Gross Profit (Loss)

  The Company's gross profit for the second quarter of fiscal year 1996 was 3.4% compared to a gross profit of 8.3% in the comparable prior-year period. The decrease in the Company's gross margin resulted primarily from aggressive pricing actions due to slower international demand and increased competition in the Company's Americas and international locations. The Company's margin for the six-month period ended June 29, 1996 was a gross loss of (0.1%), compared to a 10.7% margin in the comparable prior-year period. This decline was caused by, in addition to the above factors for the second quarter, excess competitor inventory in the sales channel, which required aggressive pricing actions to reduce sales channel inventory of the Company's older products and overall reduced demand for personal computers during the first two months of fiscal year 1996. The Company also encountered selected internal product development issues which led to temporary delays in the shipment of selected consumer spring product lines in the first quarter of fiscal year 1996. Gross margins were also negatively impacted by the Company's continued aggressive inventory management efforts which resulted in both lower average selling prices and lower margins on certain products. Increased warranty and excess and obsolete inventory provisions also negatively impacted margins. The increase in the warranty provision was due to an increase in costs associated with increased warranty claims while the increased levels of inventory reserves were due to the impact of reduced production plans and lower than anticipated sales levels.

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. As a result of the closure of the Company's notebook manufacturing operations, the remaining notebook production inventory was rendered obsolete. In addition, the Company closed a service facility in the United Kingdom, resulting in excess and obsolete service inventory. The Company wrote down this excess and obsolete inventory to its net realizable value.
These write-downs were charged to cost of sales, negatively impacting gross margins by $2.8 million, which reduced gross margins by .5 and .3 percentage points for the second quarter and six-month period ended June 29, 1996, respectively. The Company believes this charge is directly related to the restructuring and considers the charge to be non-recurring.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1996. During the first six months of fiscal year 1996, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and could adversely affect the Company's financial position.

  The effect of foreign currency fluctuations on sales has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. This period-to-period currency fluctuation resulted in an approximate 0.5 percentage point increase in gross margin in the first six months of fiscal year 1996 compared to the comparable prior-year period. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will be negatively impacted.

  The Company's gross loss for the six months ended June 29, 1996 was reduced by $25 million, or 2.3 percentage points as a result of revenue of $10.0 million from a Server Technology Transfer Agreement and a Strategic Consulting Agreement, both dated February 22, 1996, and revenue of $15 million related to an Intellectual Property Assignment Agreement dated June 27, 1996 with Samsung. The Company's gross margin for the second quarter was improved by 2.7 percentage points due to the $15 million in revenue from the Intellectual Property Assignment Agreement. The revenue from these agreements, totaling $25 million, was recorded as revenue from related party in the accompanying condensed consolidated statement of operations for the six months ended June 29, 1996.

Operating Expenses

  Total selling, general and administrative expenses in the second quarter of fiscal year 1996 of $86.3 million increased by $5.6 million from the comparable prior-year period and represented 15.6% of total revenue, versus 12.2% of total revenue in the comparable prior-year period. Six month selling general and administrative expenses of $163.3 million increased by $1.6 million from the comparable prior-year period and represented 15.1% of total revenue versus 12.1% of total revenue in the comparable prior-year period. The increase is primarily attributed to increased advertising expenditures and higher technical support costs.

  Beginning in fiscal year 1996, the Company embarked on an aggressive new marketing campaign designed to increase demand for the Company's products including a new U.S. television advertising campaign that aired on selected domestic cable networks and an ongoing outdoor advertising campaign in major U.S. cities and airports. The new marketing initiatives have resulted in and are expected to continue to result in an increase in selling, general and administrative expenses throughout fiscal year 1996. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Engineering and development costs for the three- and six-month periods ended June 29, 1996 increased by $0.8 million and $2.3, respectively, and increased as a percentage of total revenue by .4% for each period, due primarily to higher engineering materials expense related to new product introductions.

  The personal computer industry is characterized by increasingly rapid product life-cycles. Accordingly, the Company is committed to continued investment in research and development and believes that the timely introduction of enhanced products with favorable price/performance features is critical to the Company's future growth and competitive position in the marketplace. However, there can be no assurance that the Company's products will continue to be commercially successful or technically advanced, or that it will be able to deliver commercial quantities of new products in a timely manner. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. In accordance with this plan, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs and provisions for lease obligations.
Approximately $5.8 million is expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance will involve approximately 240 employees, across all functions and levels. In the quarter ended June 29, 1996, the Company incurred cash expenditures of $1.4 million, all of which related to severance payments. As of June 29, 1996, approximately 190 employees have been terminated under this plan. The Company expects that a majority of the restructuring will be completed by the end of the third quarter of fiscal year 1996, with certain charges such as lease obligations extending through fiscal year 2001. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  In addition to the Company's $6.5 million restructuring charge taken in the second quarter of fiscal year 1996, the Company incurred other charges of $7.1 million, including $3.5 million in asset write-downs directly associated with its restructuring activities in Europe, and other charges of $3.6 million related to benefits provided for under the Founder's Agreement with Safi U. Qureshey, the Company's Chairman Emeritus. Approximately $2.4 million of the $3.5 million in asset write-downs relates to an accounts receivable balance rendered uncollectible as a result of the Company's decision to close its German subsidiary. In addition, approximately $1.1 million in other charges were provided as a result of management'scommitment to dispose of its existing sales facility in France.. The Company believes these charges are directly related to the restructuring and considers them to be non-recurring.

  Effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the Company elected Kwang-Ho Kim as Chairman and named Mr. Qureshey Chairman Emeritus. As a result of this change, the Founder's Agreement was amended to allow Mr. Qureshey to exercise his rights under the agreement at any time. Therefore, in accordance with Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company provided $3.6 million representing the present value of the benefits payable to Mr. Qureshey.

Other Income and Expense

  In the second quarter of fiscal year 1996, the Company incurred interest expense of $8.0 million compared to $5.9 million in the comparable prior-year period. For the six months ended June 29, 1996, the Company incurred interest expense of $15.8 million compared to $10.5 million in the comparable prior-year period. Interest expense increased by $2.1 million and $5.3 million, respectively, primarily as a result of $4.1 million and $8.2 million of amortization expense for the three months ended and for the six months ended June 29, 1996, respectively, associated with the cost of obtaining a Samsung credit guarantee in December 1995. The increase in interest expense was partially offset by lower interest expense due to both lower short-term borrowings and a lower rates of interest on those borrowings during the three and six months ended June 29, 1996 compared to the comparable prior-year periods.

  Of the $15.8 million in total interest expense for the six months ended June 29, 1996, approximately $11.6 million does not require cash payments. Approximately $8.2 million represents amortization of a Samsung credit guarantee and approximately $3.4 million represents amortization of the discount on the Company's Liquid Yield Option Notes ("LYONs"), plus related amortization of debt issue costs on the LYONs.

  For the six months ended June 29, 1996, the Company recognized net other expense of $2.1 million compared to net other expense of $.8 million in the comparable prior-year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The increased loss in the six months ended June 29, 1996, was primarily due to the unfavorable movement of the U.S. dollar relative to other currencies over the comparable prior year period. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

  The Company recorded an effective income tax provision (benefit) rate of 0% and (19.5%) during the three- and six-month periods ended June 29, 1996 and the comparable prior-year periods. The decrease in the fiscal year 1996 effective tax rate was primarily due to a 100% valuation allowance provided against additional deferred tax assets (including loss carryforwards) that arose during the first six months of fiscal year 1996.

  Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $142 million of future taxable income during applicable carry forward periods. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.

  Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on U.S. net operating loss carryforwards and excess credits if of one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of these subsequent events, Tandy and Samsung's combined equity ownership has now exceeded 50 percentage points. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited.


Asset Turnover Ratios

  Days total revenue in accounts receivable for the three- and six- month periods ended June 29, 1996 increased to 63.0 and 64.4 days, respectively, from 53.7 to 53.4, respectively, in the comparable prior-year periods. The increase is primarily due to increased competitive pressures which have required the Company to offer extended payment terms, primarily in the Company's Europe and Asia Pacific regions.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital of $62.0 million at June 29, 1996 included cash and cash equivalents of $66.9 million compared to working capital of $223.5 million and cash and cash equivalents of $125.4 million at December 30, 1995. Net cash used in operating activities of $67 million was primarily used to fund the Company's current period operating loss. In addition to the decrease in cash and cash equivalents, the decrease in working capital can primarily be attributed to lower inventory and other current assets, and higher accounts payable and short-term borrowings. These reductions in working capital were partially offset by a reclassification, in accordance with SFAS 6, of $30 million of the $90 million promissory note payable to Tandy Corporation ("Tandy") that was refinanced as long-term through the issuance of common stock to Tandy subsequent to June 29, 1996. The reduction in inventory was primarily due to improved inventory management. The Company had $95.0 million in short-term borrowings at June 29, 1996 compared to $75.0 million at December 30, 1995. During the first quarter of fiscal year 1996, the Company used $67.4 million of cash to fund its operating loss for the quarter.

  Net cash used in investing activities decreased during the first six months of fiscal year 1996 compared with the comparable prior-year period, primarily due to a decrease in purchases of other assets, which was related to the prepayment of a licensing agreement in the prior-year period. Net capital expenditures totaled $8.9 million in the first six months of fiscal year 1996 compared to $8.4 million in the comparable prior-year period. Capital expenditures consisted primarily of additions to plant and production equipment. The Company expects its total fiscal year 1996 capital expenditures to be somewhat greater than those incurred in the first six months of fiscal year 1996, annualized for a full year of expenditures as it proceeds with the implementation of a new worldwide transaction-based information system. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net cash provided by financing activities of $18.1 million was due primarily to the proceeds from short-term borrowings, partially offset by repayment of long-term debt.

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

  On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors. The benefits received in exchange for the option were recorded in "Other assets" based on the fair value of the option at the date of issuance, or $31.0 million. In connection with this agreement, the Company incurred professional fees of approximately $2.0 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1997.

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1996. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus .25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. All other terms of the credit agreement remained unchanged. At June 29, 1996, there was $95.0 million outstanding as borrowings under this credit facility at an average interest rate of 5.73% per annum.

  On July 11, 1996, the Company repaid the $90 million promissory note due to Tandy Corporation ("Tandy") related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock valued at $30 million, and $60 million in cash.

  Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to repay Tandy. This issuance was at Samsung's discretion pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung.

  The Company's working capital increased by $60 million, and its total shareholders' equity increased by $90 million after completion of the repayment of the Tandy note, and issuance of its common stock to Tandy and Samsung.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315.0 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof. The Company has made no decision as to whether it will meet these future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. Samsung's ownership of the Company's common stock of approximately 49.6% after the issuance of shares in connection with the repayment of the Tandy note on July 11, 1996 and assuming exercise of its option on 4.4 million shares of common stock as part of the Additional Support Agreement, does not constitute a change in control for purposes of the LYONs.
In addition, the Stockholder Agreement between the Company and Samsung dated July 31, 1995, prohibits Samsung from acquiring in excess of 49.9% of the common stock of the Company until after the close of business on December 14, 1998, when the change in control provisions of the LYONs expire. Accordingly, the Company currently does not anticipate a change in control to occur for purposes of triggering the LYONs.

  The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. While the Company currently has adequate sources of external financing available to meet its current operating requirements, these sources of external financing are supported by a guarantee provided for the Company by Samsung. The Company has not determined what steps it will take with respect to the expiration of the existing additional support agreement in December 1997. The Company believes that it will have adequate time prior to the expiration of the support agreement to arrange for new sources of external financing. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. However, if the Company is unable to arrange for external financing in December 1997, there would be a material adverse effect on the Company's business, financial position and results of operations.

Foreign Exchange Hedging

  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations by utilizing a limited hedging strategy which has included the use of foreign currency borrowings, the netting of foreign currency assets and liabilities and forward exchange contracts. The actual gain or loss associated with forward exchange contracts are limited to the contract amount multiplied by the value of the exchange rate differential between the time the contract is entered into and the time it matures. The Company typically holds all of its contracts until maturity and enters forward contracts ranging in maturity dates from one to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in the consolidated statements of operations, and any premium or discount is recognized over the life of the contract. Some foreign locations, such as the PRC, do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposure to foreign currency fluctuations.

  The Company held forward exchange contracts maturing at various dates through December 1996 with a face value of approximately $168.6 million and $162.0 million at June 29, 1996 and December 30, 1995, respectively. The face value of the contracts approximates the Company's hedgeable net monetary asset exposure
to foreign currency fluctuations at those respective dates.   Unrealized losses
associated with these forward contracts totaling $1.4 million and $.4 million at June 29, 1996 and at December 30, 1995 are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings at June 29, 1996 and at December 30, 1995 totaled $1.7 million and $4.0 million, respectively.

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

  The Company's future success will be highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be technically advanced or commercially successful due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company regularly introduces new products designed to replace existing products. While the Company attempts to closely monitor new product introductions and product obsolescence, there can be no assurance that such transitions will occur without adversely affecting the Company's net sales, cash flow and profitability. In addition, if the Company is unable to successfully anticipate and manage shifts in personal computer technology, the Company's product life cycles could be negatively impacted and may continue to have a material adverse effect on the Company's net sales, cash flow and profitability.

  The Company has, over the past two years, had difficulty in bringing products to market. Product development delays have occurred for a variety of reasons, primarily resulting from difficulties in the Company's product development processes. While the Company has focused on these issues and believes that improved processes and procedures have been designed and implemented, there can be no assurance that these will be successful. If these improved processes and procedures are not successful, there could continue to be material adverse effects on the Company's net sales, cash flow, and profitability.

  The Company believes that its production capacity for the products it manufactures should be sufficient to support anticipated unit volumes for the foreseeable future. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

  Increases in demand for personal computers have created industrywide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel display screens, Dynamic Random Access Memory chips ("DRAMs"), Static Random Access Memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, lithium ion batteries, Static Random Access Memory chips and Application Specific Integrated Circuits, that are occasionally purchased from single sources due to availability, price, quality or other considerations. These single source suppliers include purchases of selected lithium ion batteries from Sony Corporation as well as selected Core Logic from Intel Corporation. In addition, the Company also purchases a majority of its microprocessor requirements from Intel Corporation and a majority of Random Access Memory Chips from Samsung Electronics Co., Ltd. The Company purchases both components and selected finished goods pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  Presently, the Company's notebook products are manufactured by outside vendors including Quanta Computer, Inc. and Compal Electronics, Inc., in Taiwan. These original equipment manufacturers, which having been able to provide the Company with its product requirements are also subject to the same risks inherent in notebook computing technology, development and manufacturing. As a result, the Company's ability to bring its notebook products to market is highly dependent upon these third-party vendors to effectively design, develop and manufacture these products. Should these companies not be able to design, develop or manufacture the Company's products in a timely manner, the Company's net sales, cash flows, and profitability could be adversely affected.

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

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facility and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. The Company currently has a $200 million
revolving credit facility guaranteed by Samsung.   However, in the event the
Company is unable to maintain access to its existing financing sources, or increase them as required, there would be a material adverse effect on the Company's business operations.

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

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock re-balancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock rebalancing programs allow customers to return product and receive credit for the invoiced price less any post-sale pricing reductions. Partially offsetting the credit issued is the value of the product which is returned. The Company, as part of its revenue recognition policy, estimates the expected returns and reduces both sales and cost of sales accordingly. Stock rebalancing and price protection credits represented 6.2% of net sales during the first six months of fiscal year 1996, 4.2% during transition period 1995, 4.0% for fiscal year 1995, and 2.1% for fiscal year 1994. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that adversely impact the Company's net sales and profitability in the future.

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

  The Company's international operations may be affected by changes in United States trade relationships, increased competition and the political and economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC and Taiwan may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Also, political tensions between the PRC and Taiwan could adversely affect the Company's operations, particularly its notebook production. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company operates could have an adverse effect on the Company's net sales and profitability.

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

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computer products will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or would not have a material adverse effect on the Company's business operations and profitability. Pursuant to its Strategic Alliance Agreement with Samsung Electronics Co., Ltd. ("Samsung") dated February 27, 1995, the Company has a patent cross license agreement with Samsung dated July 31, 1995 that expires on July 31, 2005 under which the Company indemnifies Samsung against infringement claims.

  In determining the amount of the valuation allowance required to be established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has primarily relied upon its ability to generate future taxable income using certain available tax planning strategies. The amount of taxable income that could actually be generated from such tax planning strategies is dependent upon the Company being able to sell certain appreciated assets at the current estimated fair market value. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable. In addition, at July 11, 1996 the sale and issuance of common stock resulted in a change of ownership for purposes of limitations on net operating loss and tax credit carryforwards. The application of those limitations adds uncertainty as to the Company's ability to utilize its net operating loss and tax credit carryforwards.

  The Company believes factors such as new product introductions, price changes, or other announcements by the Company or its competitors, as well as quarterly variations in the financial results of the Company, have caused substantial fluctuations in the market price of the Company's Common Stock. In addition, the stock market has experienced and continues to experience price and volume fluctuations that have particularly affected the market price for securities of many companies in the technology sector. These broad market fluctuations, as well as general economic and political conditions, may materially adversely affect the market price of the Company's Common Stock and/or the Company's ability to raise additional capital. Total shares outstanding at August 2, 1996 were 57.7 million shares. Restricted shares represent approximately 46 percent of this total.

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

  This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current restructuring plans, (iii) defending positions with the IRS and in the legal proceedings described above, results of such undertakings being difficult to assess and potential material adverse effects due to ultimate loss on substantive issues or the substantial expense and loss of time connected with defense of claims, (iv) accurately forecasting capital expenditures, and (v) obtaining new sources of external financing prior to the expiration of existing support arrangements entered into with Samsung. Assumptions relating to budgeting, marketing, advertising, product development, litigation, taxation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS had completed its examination of the Company's 1987 and 1988 federal income tax returns and had proposed adjustments to the Company's federal income tax liabilities for such years of approximately $8.2 million, plus accrued interest of $10.3 million. The proposed adjustments related to the allocation of income between the Company and its foreign subsidiaries. Following the Company's requests for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the assessment was not adopted in the final regulations. While the notice of proposed adjustment has not been withdrawn, the IRS has informed the Company that the proposed adjustment is being redetermined in compliance with the final regulations. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments and will analyze any subsequent proposed adjustments that may be issued. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's profitability and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, based on preliminary facts available to the Company, Management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company was named as a defendant in a lawsuit filed on June 7, 1995 in the Superior Court for the County of Orange, California. The case name for this filing is Competitive Technology v. AST Research, Inc., and the complaint alleged that the Company intentionally interfered with contracts between Competitive Technology and Daewoo concerning the supply of computer monitors to the Company. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, based on preliminary facts available to the Company, Management does not believe that the outcome of this dispute will have a material adverse impact on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
       10.3 Intellectual Property Assignment Agreement dated June 27, 1996, between AST Research, Inc. and Samsung Electronics Co. Ltd. (incorporated by reference to exhibit number 99.3 in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 1996).
       10.4*#   Employment Agreement dated March 29, 1996, between Joseph
                E. Norberg and AST Research, Inc.
       11.      Computation of Net Income (Loss) Per Share.
       27.      Financial Data Schedule.

              * Indicates a management contract or compensatory plan or arrangement.
              #  Filed herewith.

   (b) Reports on Form 8-K

       On May 24, 1996, the Company filed a report on Form 8-K reporting, under
       Item 5 thereof, that on May 16, 1996, Mr. Hoon Choo resigned as a director of the Company. Mr. Hyeon-Gon Kim was nominated by Samsung as a replacement for Mr. Choo and was elected a director effective May 16, 1996.

       On June 28, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it will receive $60 million from Samsung Electronics Co. Ltd. ("Samsung") that will be used toward paying off a $90 million promissory note due to Tandy Corporation ("Tandy") related to the 1993 acquisition of Tandy's PC manufacturing operations. In return for the $60 million, Samsung will receive newly-issued shares. The Company also reported, under Item 5, that it has entered into a $15 million intellectual property assignment agreement with Samsung to transfer a group of patent applications to Samsung. Payment is due from Samsung to the Company on this agreement 45 days from the effective date, which is June 27, 1996. Samsung also received an option to purchase another group of patents at a price to be agreed upon. In addition, the Company reported Under Item 5 that Mr. Kwang-Ho Kim, Vice Chairman, President and Chief Executive Officer of Samsung and a board member of the Company, has been elected as Chairman of the Board. Safi Qureshey, co-founder and former Chairman will continue with the Company as a board member and Chairman Emeritus.


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


                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AST Research, Inc.
                                             (Registrant)


Date: August 13, 1996                    /s/ JOSEPH E. NORBERG
                                         ----------------------
                                         Joseph E. Norberg
                                         Senior Vice President
                                         and Chief Financial Officer