Form 10-Q
period 1996-09-28
AST RESEARCH INC /DE/
filed 1996-11-12
CIK 725182

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

       FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 28, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________ TO __________________


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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     There were 57,734,830 shares of the registrant's Common Stock, par value $.01 per share, outstanding on November 1, 1996.


________________________________________________________________________________
________________________________________________________________________________

                               AST RESEARCH, INC.
                                      INDEX




                                                                         Page

     PART I.   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                 at September 28, 1996 (Unaudited)
                 and December 30, 1995                                      3

               Condensed Consolidated Statements of Operations
                 (Unaudited) for the three months and nine months ended
                 September  28, 1996 and September  30, 1995                4

               Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the nine months ended
                 September 28, 1996 and September 30, 1995                  5

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                  6-13


       Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                              14-27


     PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                        28-29

       Item 6. Exhibits and Reports on Form 8-K                            30



     SIGNATURE                                                             31




This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" thereunder and elsewhere herein.

                               AST RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                         September 28,    December 30,
                                                            1996              1995
(In thousands, except share amounts)                     (Unaudited)
----------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                              $    29,851      $   125,387
  Accounts receivable, net of allowance for
   doubtful accounts of $19,825 at September 28, 1996
   and $18,629 at December 30, 1995                          344,361          392,598
  Inventories                                                192,349          252,339
  Deferred income taxes                                       20,806           19,495
  Other current assets                                        27,723           47,802
----------------------------------------------------------------------------------------
     Total current assets                                    615,090          837,621

 Property and equipment, net                                  94,747           98,725

 Other assets                                                 76,004          119,696
----------------------------------------------------------------------------------------
                                                         $   785,841      $ 1,056,042
========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                   $  124,000      $    75,000
  Accounts payable, including payable to related
   party of $33,581 at September 28, 1996 and
   $31,562 at December 30, 1995                              244,237          199,346
  Accrued salaries, wages and employee benefits               17,397           19,827
  Other accrued liabilities                                  181,925          200,639
  Income taxes payable                                        31,276           26,902
  Current portion of long-term debt                              299           92,361
----------------------------------------------------------------------------------------
     Total current liabilities                               599,134          614,075

 Long-term debt                                              128,563          125,540
 Other non-current liabilities                                 6,911            5,545

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 57,734,830 shares issued and
   outstanding at September 28, 1996 and 44,679,400
   shares at December 30, 1995                                   577              447
  Additional capital                                         504,714          414,735
  Retained earnings (deficit)                               (454,058)        (104,300)
----------------------------------------------------------------------------------------
     Total shareholders' equity                               51,233          310,882
----------------------------------------------------------------------------------------
                                                         $   785,841      $ 1,056,042
========================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                Nine Months Ended
                                            -----------------------------    ------------------------------
                                             September 28,  September 30,     September 28,  September 30,
(In thousands, except per share amounts)         1996           1995              1996           1995
-----------------------------------------------------------------------------------------------------------
Net sales                                    $   408,483    $   403,357       $ 1,467,214     $ 1,735,535
Revenue from related party                             -              -            25,000               -
-----------------------------------------------------------------------------------------------------------
Total revenue                                    408,483        403,357         1,492,214       1,735,535

Cost of sales                                    427,245        410,126         1,512,020       1,600,246
-----------------------------------------------------------------------------------------------------------
Gross profit (loss)                              (18,762)        (6,769)          (19,806)        135,289

Selling, general and administrative expenses      78,020         75,193           243,634         236,826
Engineering and development expenses               8,873          9,566            29,032          27,399
Restructuring charge                                   -              -             6,527               -
Other charges                                     21,643              -            26,380               -
-----------------------------------------------------------------------------------------------------------
Total operating expenses                         108,536         84,759           305,573         264,225
-----------------------------------------------------------------------------------------------------------
Operating loss                                  (127,298)       (91,528)         (325,379)       (128,936)

Financing and other expense, net                  (7,970)        (4,854)          (24,379)        (14,873)
-----------------------------------------------------------------------------------------------------------
Loss before income taxes                        (135,268)       (96,382)         (349,758)       (143,809)
Income tax provision (benefit)                         -              -                 -          (9,248)
-----------------------------------------------------------------------------------------------------------
Net loss                                     $  (135,268)   $   (96,382)      $  (349,758)    $  (134,561)
===========================================================================================================
Net loss per share                           $     (2.41)   $     (2.36)      $     (7.21)    $     (3.83)
===========================================================================================================
Weighted average common shares outstanding        56,164         40,762            48,523          35,177
===========================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                 Nine Months Ended
                                                          ------------------------------
                                                           September 28,  September 30,
(In thousands)                                                 1996          1995
----------------------------------------------------------------------------------------
Net cash used in operating activities                      $ (129,829)      $ (55,334)

Cash flows from investing activities:
  Purchases of capital equipment, net                         (12,673)        (12,318)
  Purchases of other assets, net                                 (125)        (11,582)
----------------------------------------------------------------------------------------
Net cash used in investing activities                         (12,798)        (23,900)

Cash flows from financing activities:
  Short-term borrowings, net                                   49,000         (75,000)
  Repayment of long-term debt, net                            (62,115)         (6,916)
  Net proceeds from issuance of common stock
   To related party                                            60,000         240,564
   Other                                                          109             822
----------------------------------------------------------------------------------------
Net cash provided by financing activities                      46,994         159,470

Effect of exchange rate changes on cash and cash equivalents       97         (13,564)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (95,536)         66,672

Cash and cash equivalents at beginning of period              125,387          68,654
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $   29,851       $ 135,326
========================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                $    8,392       $  12,115
   Income taxes paid (refunded), net                       $   (8,497)      $  (2,553)

  On July 11, 1996, the Company paid $30 million of the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations in the form of 4,498,594 shares of the
Company's common stock.
========================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

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

  The Company has elected to change the presentation of its consolidated statements of cash flows from the direct method to the indirect method of presentation. In addition, the Company has elected to present condensed consolidated financial statements for its quarterly interim reporting. The changes are effective for fiscal year 1996.

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

  For the nine-month period ended September 28, 1996, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from the current operating loss.

  Sections 382 and 383 of the Internal Revenue Code of 1986 ("the Code") place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation ("Tandy") and Samsung Electronics Co. Ltd. ("Samsung") on July 11, 1996, the Company has experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited.

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

Intangible Assets

  Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. Patents are amortized using the straight-line method over the estimated useful life of the patented technology. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. During the fiscal year ended July 1, 1995, the Company elected the early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows, because the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings.

  Because of recent operating losses, the Company has evaluated its long-lived assets for impairment on a quarterly basis since adoption. Analyses in prior quarters assumed certain sales growth and gross margin improvements similar to those achieved from the first quarter to the second quarter of fiscal year 1996. During the quarter ended September 28, 1996, the Company was unable to achieve the revenue and gross margin improvements reflected in its cash flow projections used to evaluate the recoverability of its long-lived assets as of June 28, 1996. As a result, the Company updated its cash flow projections for purposes of evaluating its long-lived assets for impairment to reflect a reduced level of sales growth and adjust the period of time and rate by which gross margins are expected to improve. Based on this updated analysis, the Company has concluded that its long-lived assets are impaired. The Company has accordingly completed a preliminary estimate of the fair value of its long-lived assets, and, based on this estimate, the Company has recorded an impairment charge of approximately $21.6 million in the quarter ended September 28, 1996. This charge is recorded in "Other charges" in the accompanying condensed consolidated statements of operations. The Company's estimate of fair values was based upon a combination of actual appraisals and preliminary discussions with appraisers. During the quarter ending December 28, 1996, the Company will complete its analysis of the fair value of its long-lived assets, and, if necessary, will adjust the impairment charge.

  The impairment charge consists of the remaining net book value of goodwill acquired in connection with the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. The Company's estimate of the fair value of its other long-lived assets (excluding goodwill) approximates their net book value.

Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," becomes effective for the Company for fiscal year 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations, and will provide proforma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.


                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

--------------------------------------------------------------------------------
                                      September 28,    December 30,
(In thousands)                            1996             1995
--------------------------------------------------------------------------------
Purchased parts                        $  80,941          $  73,012
Work in process                           17,319             33,823
Finished goods                            94,089            145,504
--------------------------------------------------------------------------------
                                       $ 192,349          $ 252,339
================================================================================

Restructuring Charge

  At December 30, 1995, $9.2 million of the $125 million restructuring charge incurred in connection with the 1993 acquisition of certain assets and assumption of certain liabilities of Tandy's personal computer manufacturing operation remained accrued on the Company's condensed consolidated balance sheet. During the nine months ended September 28, 1996, the Company incurred cash expenditures of $1.9 million, related primarily to remaining lease obligations. At September 28, 1996, $7.3 million of the remaining restructuring accrual consists primarily of amounts provided for lease payments and the write-down of related leasehold improvements to net realizable value. The lease payments are expected to be completed in fiscal year 1999.

  At December 30, 1995, approximately $12.2 million of the $13.0 million restructuring charge incurred in transition period 1995 in connection with the Company's decision to increase its utilization of third-party board design and manufacturing and, as a result, to realign its Asia Pacific manufacturing operations remained accrued on the Company's condensed consolidated balance sheet. During the nine months ended September 28, 1996, the Company incurred cash expenditures of $5.2 million and non-cash charges of $2.0 million, related primarily to severance payments, asset write-downs and lease payments for closed facilities. Accordingly, at September 28, 1996, $5.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of employee severance, asset write-downs and provisions for lease obligations. As of September 28, 1996, approximately $4.1 million of the total $7.2 million restructuring charge utilized to date relates to severance payments made to the approximately 1,500 employees who have been terminated under this plan. As of September 28, 1996, the majority of the restructuring has been completed although certain lease obligations will continue through fiscal year 1998.

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. In accordance with this plan, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs and provisions for lease obligations.
Approximately $5.8 million is expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance will involve approximately 240 employees, across all functions and levels. In fiscal year 1996, the Company incurred aggregate cash expenditures of $3.4 million and non-cash charges of $0.1 million, consisting primarily of employee severance, asset write-downs, and payments for lease obligations. As of September 28, 1996, approximately 230 employees have been terminated under this plan, and approximately $2.8 million of the original $3.1 million severance accrual has been paid. At September 28, 1996, approximately $3.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of employee severance, asset write-downs and provisions for lease obligations. The Company expects

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

that a majority of the restructuring will be completed by the end of fiscal year 1996, although certain lease obligations will continue through fiscal year 2001.

  No assurance can be given that the restructuring actions will be successful or that other restructuring actions will not be required in the future.

Other Charges

  Other charges consist of the following:

-----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Nine Months Ended
                                            -----------------------------    ------------------------------
                                             September 28,  September 30,     September 28,  September 30,
(In thousands)                                   1996           1995              1996           1995
-----------------------------------------------------------------------------------------------------------
 Asset impairment charge                      $ 21,643       $      -          $ 21,643       $      -
 Facility write-down to net realizable value         -              -             1,149              -
 Provision under Founder's Agreement                 -              -             3,588              -
-----------------------------------------------------------------------------------------------------------
                                              $ 21,643       $      -          $ 26,380       $      -
===========================================================================================================

  During the quarter ended September 28, 1996, the Company recorded an asset impairment charge of approximately $21.6 million. See preceding discussion under Intangible Assets.

  As part of its second quarter restructuring plan, $1.1 million in other charges were provided as a result of management's commitment to dispose of its existing sales facility in France. The carrying amount of the facility, which includes land, a building, and leasehold improvements, is approximately $3.0 million after the write-down and represents the estimated fair value less costs to sell.

  Effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the Company elected Kwang-Ho Kim as Chairman and named Mr. Qureshey Chairman Emeritus. As a result of this change, the Founder's Agreement was amended to allow Mr. Qureshey to exercise his rights under the agreement at any time. Therefore, in accordance with Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company provided $3.6 million during the quarter ended June 29, 1996, representing the present value of the benefits payable to Mr. Qureshey.


                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

Financing and other expenses

  Financing and other expenses consist of the following:

--------------------------------------------------------------------------------------------
                                 Three Months Ended                Nine Months Ended
                           -----------------------------    ------------------------------
                            September 28,  September 30,     September 28,   September 30,
(In thousands)                  1996           1995              1996            1995
--------------------------------------------------------------------------------------------
Interest income               $    659      $  1,194          $   2,146       $   2,549
Interest expense                (8,180)       (4,798)           (23,997)        (15,342)
Foreign exchange gain (loss)      (418)       (1,289)            (2,440)         (2,011)
Other                              (31)           39                (88)            (69)
--------------------------------------------------------------------------------------------
                              $ (7,970)     $ (4,854)         $ (24,379)      $ (14,873)
============================================================================================

Per Share Information

  Primary and fully diluted loss per share have been computed based upon the weighted average number of common shares outstanding.

Contingencies

  The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $8.2 million, plus accrued interest of $10.3 million. The proposed adjustments relate to the allocation of income and deductions between the Company and its foreign subsidiaries. Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the original proposed adjustments was not adopted in the final regulations. After its re-examination, the IRS proposed revised adjustments of approximately $12.6 million, plus accrued interest of $16.5 million. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations.
However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above.
While such policies may limit coverage under certain

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's results of operations and financial condition may be adversely affected.

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

  The Company was named as a defendant in a lawsuit filed on June 7, 1995 in the Superior Court for the County of Orange, California. The case name for this filing is Competitive Technology v. AST Research, Inc., and the complaint alleges that the Company intentionally interfered with contracts between Competitive Technology and Daewoo concerning the supply of computer monitors to the Company. On October 9, 1996, there was a jury verdict against the Company for an amount that does not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Shareholder Equity Transactions

  On July 11, 1996, the Company paid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock, then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to pay Tandy. The issuance of common stock to Samsung was made pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung. The equity transactions were recorded net of professional fees of approximately $0.1 million.

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1996

Stock Plans

  On September 23, 1996, all outstanding stock options held by employees (excluding executive officers and Board members) were repriced with a new exercise price of $4.63 per share, the closing market price on that date. The repricing is subject to the condition that the options are not exercised and employment is not terminated prior to September 22, 1997. The old options will be canceled and reissued under the Company's 1989 Long-Term Incentive Plan. The number of shares and vesting schedule of the new option grants is the same as that of the original grant. The Company initiated this repricing arrangement in order to retain and motivate key employees as part of an effort to successfully continue to implement the Company's turnaround plan. A total of 3,035,268 options with exercise prices ranging from $4.81 to $9.38 were repriced.

Related Party Transactions

  On February 22, 1996, the Company entered into a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung. The Server Technology Transfer Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products. The Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use various marketing and sales planning studies provided by the Company. Under each agreement, Samsung paid
$5 million to the Company. These amounts are not refundable under any circumstance and are not contingent upon the rendering of future services by the Company. As a result of these agreements, $10.0 million was recorded as revenue from related party in the quarter ended March 30, 1996, and is included in the accompanying condensed consolidated statements of operations for the nine months ended September 28, 1996.

  On June 27, 1996, the Company entered into an Intellectual Property Assignment Agreement with Samsung, which assigns a first group of patent applications of the Company to Samsung. Under the agreement, Samsung agreed to pay $15 million to the Company. Samsung also has an option under this agreement to purchase an additional group of patent applications of the Company at any time between July 1, 1996 and December 20, 1996, the terms of which will be agreed upon at that time. The assignment of the first group of patent applications was completed and the $15 million payment is not contingent upon the rendering of future services by the Company. As a result of this agreement, $15.0 million was recorded as revenue from related party in the quarter ended June 29, 1996, and is included in the accompanying condensed consolidated statements of operations for the nine months ended September 28, 1996.

  During the three- and nine-month periods ended September 28, 1996, the Company purchased components and products from Samsung of approximately $67.7 million and $181.5 million, respectively. Amounts payable to Samsung at September 28, 1996 and December 30, 1995 were $33.6 million and $31.6 million, respectively.

Subsequent Events

  On October 11, 1996, Samsung provided a $50 million short-term loan to the Company at an interest rate of 5.9% per annum. Interest and principal on the loan are due and payable in full on December 19, 1996.

  On November 6, 1996, the Company signed a letter of intent with Samsung to provide a guaranty by Samsung of an additional line of credit of up to $200 million through December 1998. The letter of intent anticipates that an additional $100 million line of credit will be in place on December 1, 1996, and a $100 million increase to the additional line of credit will be completed on April 1, 1997. This guaranty is in addition to the existing $200 million guaranty provided by Samsung pursuant to an Additional Support Agreement between the Company and Samsung dated December 21, 1995. In exchange for the additional guaranty, the letter of intent anticipates that the Company will issue shares of non-voting preferred stock with an agreed upon value of approximately $15 million. The shares will not be subject to mandatory redemption, but are redeemable at the Company's option for cash or shares of the Company's common stock, beginning in 1999. The preferred stock would carry a cumulative dividend, beginning in 1999, at a rate to be agreed upon. The transaction, including the exact valuation, redemption provisions and cumulative dividend rate, is subject to definitive documentation and approvals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 28, 1996
RESULTS OF OPERATIONS

  The following table represents the results of operations for the periods indicated as a percentage of total revenue.

-------------------------------------------------------------------------------------------------------------
                                            Percentage of Total Revenue        Percentage of Total Revenue
                                                Three Months Ended                 Nine Months Ended
                                          ------------------------------     ------------------------------
                                           September 28,  September 30,       September 28,  September 30,
                                               1996           1995                1996           1995
-------------------------------------------------------------------------------------------------------------
Net sales                                      100.0%         100.0%               98.3%         100.0%
Revenue from related party                         -              -                 1.7              -
-------------------------------------------------------------------------------------------------------------
Total revenue                                  100.0          100.0               100.0          100.0
Cost of sales                                  104.6          101.7               101.3           92.2
-------------------------------------------------------------------------------------------------------------
Gross profit (loss)                             (4.6)          (1.7)               (1.3)           7.8
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses    19.1           18.6                16.3           13.6
Engineering and development expenses             2.2            2.4                 2.0            1.6
Restructuring charge                               -              -                 0.4              -
Other charges                                    5.3              -                 1.8              -
-------------------------------------------------------------------------------------------------------------
Operating loss                                 (31.2)         (22.7)              (21.8)          (7.4)
Financing and other expense, net                (1.9)          (1.2)               (1.6)          (0.9)
-------------------------------------------------------------------------------------------------------------
Loss before income taxes                       (33.1)         (23.9)              (23.4)          (8.3)
Income tax provision (benefit)                     -              -                   -           (0.5)
-------------------------------------------------------------------------------------------------------------
Net loss                                       (33.1%)        (23.9%)             (23.4%)         (7.8%)
=============================================================================================================
The following table represents selected key asset turnover ratios for the periods indicated:

Days total revenue in accounts receivable       75.9           62.9                62.3           43.9
Inventory turnover (annualized)                  8.9            4.7                10.5            6.1
=============================================================================================================

Total Revenue

  Net sales for the quarter ended September 28, 1996 increased 1% to $408.5 million from $403.4 million in the comparable prior-year period. Net sales for the nine months ended September 28, 1996 declined 15% from $1,735.5 million to $1,467.2 million. The 1% increase in sales during the quarter ended September 28, 1996 can primarily be attributed strong year-over-year consumer desktop sales in the U.S. marketplace. Geographically, the 1% increase reflected a 19% increase in sales in the Americas region, substantially offset by a decline of 14% in international sales. The decrease in net sales for the nine months ended September 28, 1996 was primarily caused by a 24% decline in international sales. During both the three- and nine-month periods ended September 28, 1996, total sales and average selling prices have continued to be negatively impacted due to an extremely competitive pricing environment. During these periods, the Company has continued to take aggressive pricing actions within all of its regions to maintain its competitive market position. The Company anticipates that the industry's competitive pricing environment will continue and, as a result, that additional pricing actions may always be necessary in order to maintain its competitive price and performance product profile. However, there can be no assurance that future pricing actions will be effective in maintaining existing unit sales or in stimulating unit sales growth.

  In the quarter ended September 28, 1996, the Company's worldwide unit shipments increased 11% to 273,000 from 245,000 in the comparable prior-year period. For the nine months ended September 28, 1996, unit shipments decreased 14% to 895,000 from 1,041,000 in the comparable prior-year period. The decrease in nine-month sales resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems and notebooks, which generally sell at a higher average selling price. Also impacting overall lower average selling prices was the second quarter introduction of a 486-based low cost multimedia desktop system made exclusively for Wal-Mart, which is priced below $1,000. The Company has shipped approximately 80,000 of these units during the second and third quarter, which has contributed to a decline in the Company's overall average selling price. However, this decline was partially offset by the increase in the average selling price caused by a higher percentage of shipments of Pentium(R) processor-based systems. The Company intends to continue selling similar
$1,000 price-level systems which could continue to impact the Company's overall average selling price. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net sales from desktop system products decreased 1% to $283.2 million in the third quarter of fiscal year 1996 from $286.2 million in the comparable prior-year period, and shipments of desktop units increased 14% to 242,000 units from 213,000 in the comparable prior-year period. Net sales from desktop system products decreased 17% to $1,053.1 million in the nine-month period ended September 28, 1996 from $1,262.5 million in the comparable prior-year period, and shipments of desktop units declined 13% to 786,000 units from 906,000 in the comparable prior-year period. The nine-month decline can primarily be attributed lower international sales including sales into the People's Republic of China ("PRC"), aggressive industry pricing actions which led to lower average selling prices and products, such as the sub-$1,000 Wal-Mart computer. These declines in average selling prices were partially offset by a higher average selling price per unit on Pentium(R) processor-based desktop systems. Sales of the Company's desktop systems represented 69% and 71% of net sales for the third quarter of fiscal year 1996 and the comparable prior-year period, respectively, and 72% and 73% for the nine months ended September 28, 1996 and the comparable prior-year period, respectively.

  Net sales from notebook computer products decreased 24% to $58.4 million in the third quarter of fiscal year 1996 from $76.4 million in the comparable prior-year period. Unit shipments of notebook computers decreased 3% to 31,000 in the third quarter of fiscal year 1996 from 32,000 in the comparable prior-year period. The decrease in notebook system sales can primarily be attributed to lower average selling prices per unit for the quarter ended September 28, 1996. For the nine-month period ended September 28, 1996, notebook sales decreased 17%, while unit shipments declined 19%, primarily due to higher average selling prices per unit on the Pentium(R) processor-based Ascentia notebook computers. Net sales of the Company's notebook computer products represented 14% and 19% of net sales for the third quarter of fiscal year 1996 and the comparable prior-year period, respectively, and 17% and 18% for the nine months ended September 28, 1996 and the comparable prior-year period, respectively.

  Net sales from the Company's Americas region, which includes the United States and Canada, increased 19% to $227.5 million in the third quarter of fiscal year 1996, compared to $191.7 million in the comparable prior-year period. For the nine months ended September 28, 1996, net sales declined 7% to $825.9 million from $891.0 million in the comparable prior-year period. Net sales to the independent reseller/dealer sales channel for the second quarter of fiscal year 1996 decreased 45% compared to the comparable prior-year period, and accounted for 41% of total Americas region sales, while such sales decreased 34% and accounted for 50% of total Americas region sales for the nine-month period ended September 28, 1996. Third quarter fiscal year 1996 sales to the consumer retail sales channel of $133.4 million increased 521% over the comparable prior-year period, while sales for the nine-month period increased 56% to reach $415.4 million. The increase in the consumer retail channel is primarily the result of the Company's decision to re-evaluate its consumer retail channel business strategy in the quarter ended September 30, 1995, plus the shipment of approximately 45,000 units of its new 486-based low cost multimedia desktop systems to Wal-Mart during the third quarter of fiscal year 1996.

  International sales, which includes the Company's Europe and Asia Pacific regions, decreased 15% to $180.9 million in the third quarter of fiscal year 1996 from $211.6 million in the comparable prior-year period and decreased 24% to $641.3 million from $844.5 million for the nine-month period ended September 28, 1996 and the comparable prior-year period, respectively. International sales represented 44% and 52% of net sales in the third quarter of fiscal year 1996 and the comparable prior-year period, respectively, and represented 44% and 49% of net sales for the nine-month periods ended September 28, 1996 and September 30, 1995, respectively. Net sales from the Company's Europe region decreased 9% in the third quarter and 20% for the nine-month period ended September 28, 1996 from the comparable prior-year periods with sales declines occurring primarily within the Company's Nordic territory.

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 22% in the third quarter of fiscal year 1996 and 33% for the nine-month period ended September 28, 1996 from the comparable prior-year periods. The decrease in net sales was primarily attributable to sales declines in the PRC, where reduced demand for the Company's products was caused by an unexpectedly rapid shift in both availability of and resulting demand for Pentium(R) processor-based systems in the current quarter. Sales into the PRC accounted for approximately 4% of the Company's net sales in the third quarter of fiscal year 1996, compared with approximately 7% in the comparable prior-year period and 3% versus 6% for the nine-month periods ended September 28, 1996 and September 30, 1995, respectively. Also contributing to the decline in sales into the PRC was a significant increase in competitive pressures within the PRC marketplace, including a significant increase in lower priced products, causing increased pricing pressures. The Company believes that economic factors such as competitive pricing and a lower margin customer mix will continue to impact this region's future sales and operating results. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. Although the PRC has historically provided the Company with significant sales, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC, the general economic and political stability of the region and the competitive position of the Company in the local PRC marketplace. Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. The Company's net sales were not affected by fluctuations in the average value of the U.S. dollar relative to other currencies during the three- or nine-month periods ended September 28, 1996 compared to an increase of 2.2% and 2.8% in the comparable prior-year periods, respectively.

  Total revenue for the nine months ended September 28, 1996 includes $15.0 million from an Intellectual Property Assignment Agreement dated June 27, 1996, $5 million from a Server Technology Transfer Agreement dated February 22, 1996 and $5 million from a Strategic Consulting Agreement dated February 22, 1996, each of which is with Samsung Electronics Co., Ltd. ("Samsung"). The Intellectual Property Assignment Agreement assigns a first group of certain patent applications of the Company to Samsung in exchange for a payment of $15 million to the Company. Samsung also has an option under this agreement to purchase another group of patent applications at any time between July 1, 1996 and December 20, 1996, the terms of which will be agreed upon at that time. The Server Technology Transfer Agreement and the Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and to use various marketing and sales planning studies provided by the Company, respectively, in exchange for $5 million for each agreement. The patent assignment of the first group of patents was completed and both the $15 million payment and the two $5 million payments are not refundable nor are they contingent upon the rendering of future services by the Company. A total of $25 million related to these agreements was recorded as revenue from related party in the condensed consolidated statements of operations for the nine months ended September 28, 1996.

Gross Profit (Loss)

  The Company's gross loss for the third quarter of fiscal year 1996 was 4.6% compared to a gross loss of 1.7% in the comparable prior-year period. The increase in the Company's gross loss resulted primarily from the Company's inability to generate sufficient demand for its products and the continued aggressive pricing environment within the personal computer marketplace. The Company's margin for the nine-month period ended September 28, 1996 was a gross loss of 1.3%, compared to a gross profit of 7.8% in the comparable prior-year period. This decline was caused by, in addition to the factors noted above for the third quarter, channel inventory levels which, during period of rapidly declining average selling prices, resulted in additional price protection costs. The Company also encountered selected internal product development issues which led to temporary delays in the shipment of selected consumer product lines in the nine-month period ended September 28, 1996. Gross margins were also negatively impacted by the Company's continued aggressive inventory management efforts which resulted in both lower average selling prices and lower margins on certain products. Increased warranty and excess and obsolete service inventory provisions also negatively impacted margins. The increase in the warranty provision was due to an increase in costs associated with increased warranty claims while the increased levels of service inventory reserves were due to higher average service inventory levels.

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. As a result of the closure of the Company's notebook manufacturing operations, the remaining notebook production inventory was rendered obsolete. In addition, the Company closed a service facility in the United Kingdom, resulting in excess and obsolete service inventory. The Company wrote down this excess and obsolete inventory to its net realizable value.
These write-downs were charged to cost of sales, negatively impacting gross margins by $2.8 million, which reduced gross margins by 0.2 percentage points for the nine-month period ended September 28, 1996. The Company believes this charge is directly related to the restructuring and considers the charge to be non-recurring.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1996. During the first nine months of fiscal year 1996, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and could adversely affect the Company's financial position.

  The effect of foreign currency fluctuations on sales has a corresponding impact on gross profit/(loss), as the Company's production costs are incurred primarily in U.S. dollars. This period-to-period currency fluctuation did not impact the gross loss for the three- or nine-month periods ended September 28, 1996, compared to an increase of 2.4 and 2.6 percentage points in the comparable prior-year periods, respectively. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will be negatively impacted.

  The Company's gross loss for the nine months ended September 28, 1996 was reduced by $25 million, or 1.7 percentage points as a result of related party revenue transactions with Samsung as previously discussed. The revenue from these transactions, totaling $25 million, was recorded as revenue from related party in the accompanying condensed consolidated statement of operations for the nine months ended September 28, 1996.

Operating Expenses

  Total selling, general and administrative expenses in the third quarter of fiscal year 1996 of $78.0 million increased by $2.8 million from the comparable prior-year period and represented 19.1% of total revenue, versus 18.6% of total revenue in the comparable prior-year period. Nine month selling general and administrative expenses of $243.6 million increased by $6.8 million from the comparable prior-year period and represented 16.3% of total revenue versus 13.6% of total revenue in the comparable prior-year period. The increase in selling, general and administrative expenses during the quarter ended September 28, 1996 over the comparable prior-year period can primarily be attributed to higher advertising expenses, partially offset by lower payroll and related expenses due to lower employee headcount. The increase during the nine months ended September 28, 1996 over the comparable prior-year period can be attributed to higher advertising and technical support costs, partially offset by lower payroll and related expenses due to lower employee headcount.

  Engineering and development costs for the three-month period ended September 28, 1996 decreased by $0.7 million under the comparable prior-year period. Engineering and development costs increased by $1.6 million during the nine-month period ended September 28, 1996, and increased as a percentage of total revenue, due primarily to higher engineering materials expense related to new product introductions.

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

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. In accordance with this plan, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs and provisions for lease obligations.
Approximately $5.8 million is expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance will involve approximately 240 employees, across all functions and levels. In fiscal year 1996, the Company incurred aggregate cash expenditures of $3.4 million and non-cash charges of $0.1 million, consisting primarily of employee severance, asset write-downs, and payments for lease obligations. As of September 28, 1996, approximately 230 employees have been terminated under this plan, and approximately $2.8 million of the original $3.1 million severance accrual has been paid. At September 28, 1996, approximately $3.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of employee severance, asset write-downs and provisions for lease obligations. The Company expects that a majority of the restructuring will be completed by the end of fiscal year 1996, although certain lease obligations will continue through fiscal year 2001. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  In addition to the Company's $6.5 million restructuring charge taken in the second quarter of fiscal year 1996, the Company incurred other charges of $4.7 million, including $1.1 million in asset write-downs directly associated with its restructuring activities in Europe, and other charges of $3.6 million related to benefits provided for under the Founder's Agreement with Safi U. Qureshey, the Company's Chairman Emeritus (discussed below). The Europe asset write-down charge of approximately $1.1 million was provided as a result of management's commitment to dispose of its existing sales facility in France and represents the adjustment required to write the carrying value down of the facility to its estimated fair value less cost to sell. The Company believes this charge is directly related to the restructuring and considers it to be non-recurring.

  Effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the Company elected Kwang-Ho Kim as Chairman and named Mr. Qureshey Chairman Emeritus. As a result of this change, the Founder's Agreement was amended to allow Mr. Qureshey to exercise his rights under the agreement at any time. Therefore, in accordance with Statement of Financial Accounting Standards No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company provided $3.6 million during the quarter ended June 29, 1996, representing the present value of the benefits payable to Mr. Qureshey.

   In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows, because the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings.

  Because of recent operating losses, the Company has evaluated its long-lived assets for impairment on a quarterly basis since adoption. Analyses in prior quarters assumed certain sales growth and gross margin improvements similar to those achieved from the first quarter to the second quarter of fiscal year 1996. During the quarter ended September 28, 1996, the Company was unable to achieve the revenue and gross margin improvements reflected in its cash flow projections used to evaluate the recoverability of its long-lived assets as of June 28, 1996. As a result, the Company updated its cash flow projections for purposes of evaluating its long-lived assets for impairment to reflect a reduced level of sales growth and adjust the period of time and rate by which gross margins are expected to improve. Based on this updated analysis, the Company has concluded that its long-lived assets are impaired. The Company has accordingly completed a preliminary estimate of the fair value of its long-lived assets, and, based on this estimate, the Company has recorded an impairment charge of approximately $21.6 million in the quarter ended September 28, 1996. This charge is recorded in "Other charges" in the accompanying condensed consolidated statements of operations. The Company's estimate of fair values was based upon a combination of actual appraisals and preliminary discussions with appraisers. During the quarter ending December 28, 1996, the Company will complete its analysis of the fair value of its long-lived assets, and, if necessary, will adjust the impairment charge.

  The impairment charge consists of the remaining net book value of goodwill acquired in connection with the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. The Company's estimate of the fair value of its other long-lived assets (excluding goodwill) approximates their net book value.

Other Income and Expense

  In the third quarter of fiscal year 1996, the Company incurred interest expense of $8.2 million compared to $4.8 million in the comparable prior-year period. For the nine months ended September 28, 1996, the Company incurred interest expense of $24.0 million compared to $15.3 million in the comparable prior-year period. Interest expense increased by $3.4 million and $8.7 million, respectively, primarily as a result of $4.1 million and $12.3 million of amortization expense for the three- and nine-month periods ended September 28, 1996, respectively, associated with the cost of obtaining a Samsung credit guarantee in December 1995. The increase in interest expense for the nine-month period ended September 28, 1996 was partially offset by lower total average borrowings during this period compared to the comparable prior-year period.

  Of the $24.0 million in interest expense for the nine months ended September 28, 1996, approximately $17.4 million did not require cash payments. Approximately $12.4 million represents amortization of a Samsung credit guarantee and approximately $5.0 million represents amortization of the discount and issue costs on the Company's Liquid Yield Option Notes ("LYONs").

  For the nine months ended September 28, 1996, the Company recognized net other expense of $2.5 million compared to net other expense of $2.1 million in the comparable prior-year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

  The Company recorded an effective income tax provision (benefit) rate of 0% during the three- and nine-month periods ended September 28, 1996 and 0% and (6.4%) during the comparable prior-year periods, respectively. The decrease in the fiscal year 1996 effective tax rate was primarily due to a 100% valuation allowance provided against additional deferred tax assets (including loss carryforwards) that arose during fiscal year 1996.

  Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $142 million of future taxable income during applicable carryforward periods. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.

  Sections 382 and 383 of the Internal Revenue Code of 1986 ("the Code") place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation ("Tandy") and Samsung Electronics Co. Ltd. ("Samsung") on July 11, 1996, the Company has experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited.

Asset Turnover Ratios

  Days total revenue in accounts receivable for the three- and nine-month periods ended September 28, 1996 increased to 75.9 and 62.3 days, respectively, from 62.9 and 43.9 days, respectively, in the comparable prior-year periods. The increase is primarily due to the traditionally slower than normal summer European collections and a larger portion of third quarter revenue occurring in September 1996 relative to quarterly revenue occurring in the comparable prior-year period.

  Inventory turnover for the three- and nine-month periods ended September 28, 1996 increased to 8.9 and 10.5 turns, respectively, from 4.7 and 6.1 turns, respectively, in the comparable prior-year periods. The increase is primarily due to improved inventory and supply management practices implemented over the past year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. While the Company currently has adequate sources of external financing available to meet its current operating requirements assuming implementation of the transactions contemplated by the letter of intent between the Company and Samsung dated November 7, 1996 (discussed below), these sources of external financing are supported by a guaranty and a short-term loan provided by Samsung. The Company has not determined what steps it will take with respect to the expiration of the original additional support agreement in December 1997. Currently, the Company's ability to fund its operations is highly dependent on continued support from Samsung. However, if the Company is unable to arrange for additional external financing in December 1997, or is unable to obtain additional financial support from Samsung, there would be a material adverse effect on the Company's ability to meet its operating requirements, and on its business, financial position and results of operations.

  Working capital of $16.0 million at September 28, 1996 included cash and cash equivalents of $30.0 million compared to working capital of $223.5 million and cash and cash equivalents of $125.4 million at December 30, 1995. Net cash used in operating activities for the nine-month period ended September 28, 1996 of $129.8 million was primarily used to fund the Company's current period operating loss. In addition to the decrease in cash and cash equivalents, the decrease in working capital can primarily be attributed to lower inventory and other current assets, plus higher accounts payable and short-term borrowings. The impact of these items on working capital was partially offset by the payment of the $90 million note payable to Tandy. The reduction in inventory was primarily due to improved inventory and supply management. The reduction in accounts receivable was primarily due to lower sales in the quarter ended September 28, 1996 compared to the quarter ended December 30, 1995. The Company had $124.0 million in short-term borrowings at September 28, 1996 compared to $75.0 million at December 30, 1995.

  Net cash used in investing activities was $12.8 million compared to $23.9 million in the comparable prior-year period. The decrease in cash used during the first nine months of fiscal year 1996 compared with the comparable prior-year period was primarily due to a decrease in purchases of other assets, which was related to the prepayment of a licensing agreement in the prior-year period. Net capital expenditures totaled $12.7 million in the first nine months of fiscal year 1996 compared to $12.3 million in the comparable prior-year period. Capital expenditures consisted primarily of additions to plant and production equipment and software and implementation costs associated with the Company's new worldwide transaction-based information system. The Company expects its total fiscal year 1996 capital expenditures to be somewhat greater than those incurred in the prior year, as it continues with the implementation of the new worldwide transaction-based information system. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein.

  Net cash provided by financing activities of $47.0 million was due primarily to the proceeds from short-term borrowings of $49.0 million and from common stock issued to Samsung for cash of $60 million, partially offset by repayment of long-term debt. On July 11, 1996, the Company paid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock, then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to pay Tandy. The issuance of common stock to Samsung was made pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung. The Company's working capital increased by $60 million, and its total shareholders' equity increased by $90 million after completion of the payment of the Tandy note, and issuance of its common stock to Tandy and Samsung.

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

  On November 6, 1996, the Company signed a letter of intent with Samsung to provide a guaranty by Samsung of an additional line of credit of up to $200 million through December 1998. The letter of intent anticipates that an additional $100 million line of credit will be in place on December 1, 1996, and a $100 million increase to the additional line of credit will be completed on April 1, 1997. This guaranty is in addition to the existing $200 million guaranty provided by Samsung pursuant to an Additional Support Agreement between the Company and Samsung dated December 21, 1995. In exchange for the additional guaranty, the letter of intent anticipates that the Company will issue shares of non-voting preferred stock with an agreed upon value of approximately $15 million. The shares will not be subject to mandatory redemption, but are redeemable at the Company's option for cash or shares of the Company's common stock, beginning in 1999. The preferred stock would carry a cumulative dividend, beginning in 1999, at a rate to be agreed upon. The transaction, including the exact valuation, redemption provisions and cumulative dividend rate, is subject to definitive documentation and approvals.

  On October 11, 1996, Samsung provided a $50 million short-term loan to the Company at an interest rate of 5.9% per annum. Interest and principal on the loan are due and payable in full on December 19, 1996. The Company expects to repay this loan with proceeds from the additional credit line to be established on December 1, 1996.

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

  On December 27, 1995, the Company entered into a $100 million revolving credit agreement, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1996. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus .25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. On March 6, 1996, the total amount available for borrowings under the facility and guaranteed by Samsung was increased to $200 million. All other terms of the credit agreement remained unchanged. At September 28, 1996, there was $124.0 million outstanding as borrowings under this credit facility at an average interest rate of 6.06% per annum.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield Option Notes ("LYONs") due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315.0 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof. The Company has made no decision as to whether it will meet these future purchase obligations in cash, common stock, or any combination thereof. Such decision will be based on market conditions at the time a decision is required, as well as management's view of the liquidity of the Company at such time. In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a change in control purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. Samsung's ownership of the Company's common stock of approximately 49.6% after the issuance of shares in connection with the payment of the Tandy note on July 11, 1996 and assuming exercise of its option on 4.4 million shares of common stock as part of the Additional Support Agreement, does not constitute a change in control for purposes of the LYONs. In addition, the Stockholder Agreement between the Company and Samsung dated July 31, 1995, prohibits Samsung from acquiring in excess of 49.9% of the common stock of the Company until after the close of business on December 14, 1998, when the change in control provisions of the LYONs expire. Accordingly, the Company currently does not anticipate a change in control to occur for purposes of triggering the LYONs.

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

  The Company held forward exchange contracts maturing at various dates through March 1997 with a face value of approximately $120.5 million at September 28, 1996. The face value of the contracts approximates the Company's hedgeable net monetary asset exposure to foreign currency fluctuations. Unrealized losses associated with these forward contracts totaling $9.6 million at September 28, 1996 are included in the Company's consolidated statements of operations. Foreign currency borrowings at September 28, 1996 totaled $1.7 million.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. While the Company currently has adequate sources of external financing available to meet its current operating requirements assuming implementation of the transactions contemplated by the letter of intent between the Company and Samsung dated November 7, 1996 (discussed below), these sources of external financing are supported by a guaranty and a short-term loan provided by Samsung. The Company has not determined what steps it will take with respect to the expiration of the original additional support agreement in December 1997. Currently, the Company's ability to fund its operations is highly dependent on continued support from Samsung. However, if the Company is unable to arrange for additional external financing in December 1997, or is unable to obtain additional financial support from Samsung, there would be a material adverse effect on the Company's ability to meet its operating requirements, and on its business, financial position and results of operations.

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

  The Company has, over the past two years, had difficulty in bringing products to market. Product development delays have occurred for a variety of reasons, primarily resulting from difficulties in the Company's product development processes. While the Company has focused on these issues and believes that improved processes and procedures have been designed and implemented, there can be no assurance that these new processes and procedures will be successful. If these improved processes and procedures are not successful, there could continue to be material adverse effects on the Company's net sales, cash flow, and profitability.

  The Company believes that its production capacity and the production capacity of its original equipment manufacturer supplier for the products it manufactures and purchases should be sufficient to support anticipated unit volumes for the foreseeable future. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

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

  Presently, the Company's notebook products are manufactured by outside vendors including Quanta Computer, Inc. and Compal Electronics, Inc. in Taiwan. These original equipment manufacturers are subject to the risks inherent in notebook computing technology, development and manufacturing. As a result, the Company's ability to bring its notebook products to market is highly dependent upon these third-party vendors to effectively design, develop and manufacture these products. Should these companies not be able to design, develop or manufacture the Company's products in a timely manner, the Company's net sales, cash flows, and profitability could be adversely affected.

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

  The Company's ability to compete is largely dependent upon its financial strength and its ability to adequately fund its operations. Many of the Company's competitors are significantly larger and have significantly greater financial resources than the Company. The Company's sources of financing include cash on hand, cash provided by operations, available borrowings under its revolving credit facility and possible future public or private debt and/or equity offerings. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued growth of the Company. The Company currently has a $200 million revolving credit facility guaranteed by Samsung and, as noted herein, has signed a letter of intent with Samsung to provide an additional $200 million credit guaranty. However, in the event the Company is unable to maintain access to its existing financing sources, or increase them as required, there would be a material adverse effect on the Company's business operations.

  The Company participates in a highly competitive and volatile industry that is characterized by dynamic customer demand patterns, rapid introduction of new products, technological advances and product obsolescence resulting in an extremely competitive pricing environment with downward pressure on gross margins. In addition, large industrial companies with significant consumer electronics expertise, including such companies at Sony, Fujitsu, Hitachi and Toshiba have entered or increased the personal computer marketplace with products competing for market share with the Company's products, leading to increased competition and downward pricing pressures. The Company anticipates that the personal computer industry will continue to experience intense price competition and dramatic price reductions. There can be no assurance that future pricing actions by the Company and its competitors will not adversely impact the Company's net sales and profitability.

  Consistent with industry practice, the Company provides certain of its larger distributors, consumer retailers and dealers with stock rebalancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock rebalancing programs allow customers to return product and receive credit for the invoiced price less any post-sale pricing reductions. Partially offsetting the credit issued is the value of the product which is returned. The Company, as part of its revenue recognition policy, estimates the expected returns and reduces both sales and cost of sales accordingly. Stock rebalancing and price protection credits represented 6.3% of net sales during the first nine months of fiscal year 1996, 4.2% during transition period 1995, 4.0% for fiscal year 1995, and 2.1% for fiscal year 1994. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that adversely impact the Company's net sales and profitability in the future.

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

  The personal computer industry presents risks for claims of infringement of patents, trademarks and copyrights. From time to time, the Company is notified that certain of its products may infringe upon the intellectual property rights of others. The Company generally evaluates all such notices on a case-by-case basis to determine whether licenses are necessary or desirable. If such claims are made, there can be no assurance that licenses will be available on commercially reasonable terms or that retroactive royalty payments on sales of the Company's computer products will not be required. In addition, substantial costs may be incurred in disputing such claims. The Company believes that the actions it takes to avoid or minimize the impact to the Company of such claims are prudent; however, there can be no assurance that such claims will not occur or would not have a material adverse effect on the Company's business operations and profitability. Pursuant to its Strategic Alliance Agreement with Samsung dated February 27, 1995, the Company has a patent cross license agreement with Samsung dated July 31, 1995 that expires on July 31, 2005.

  In determining the amount of the valuation allowance required to be established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has primarily relied upon its ability to generate future taxable income using certain available tax planning strategies. The amount of taxable income that could actually be generated from such tax planning strategies is dependent upon the Company being able to sell certain appreciated assets at the current estimated fair market value. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable. In addition, at July 11, 1996, the sale and issuance of common stock resulted in a change of ownership for purposes of limitations on net operating loss and tax credit carryforwards. The application of those limitations adds uncertainty as to the Company's ability to utilize its net operating loss and tax credit carryforwards.

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

  The Company's participation in the highly competitive personal computer industry often results in significant volatility in the Company's common stock price. Factors such as new product introductions, price changes or other announcements by the Company or its competitors, as well as quarterly variations in the financial results of the Company, have caused substantial fluctuations in the market price of the Company's common stock. In addition, the stock market has experienced and continues to experience price and volume fluctuations that have particularly affected the market price for securities of many companies within the technology sector. These broad market fluctuations, as well as general economic and political conditions may materially adversely affect the market price of the Company's common stock and/or the Company's ability to raise capital.

  This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products, (ii) implementing current restructuring plans, (iii) defending positions with the IRS and in the legal proceedings described above, results of such undertakings being difficult to assess and potential material adverse effects due to ultimate loss on substantive issues or the substantial expense and loss of time connected with defense of claims, (iv) accurately forecasting capital expenditures, and (v) obtaining new sources of external financing prior to the expiration of existing or contemplated support arrangements entered into with Samsung. Assumptions relating to budgeting, marketing, advertising, product development, litigation, taxation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $8.2 million, plus accrued interest of $10.3 million. The proposed adjustments relate to the allocation of income and deductions between the Company and its foreign subsidiaries. Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the original proposed adjustments was not adopted in the final regulations. After its re-examination, the IRS proposed revised adjustments of approximately $12.6 million, plus accrued interest of $16.5 million. Management believes that the Company's position has substantial merit and intends to vigorously contest these proposed adjustments. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

  The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall.
The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's results of operations and financial condition may be adversely affected.

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

  The Company was named as a defendant in a lawsuit filed on June 7, 1995 in the Superior Court for the County of Orange, California. The case name for this filing is Competitive Technology v. AST Research, Inc., and the complaint alleges that the Company intentionally interfered with contracts between Competitive Technology and Daewoo concerning the supply of computer monitors to the Company. On October 9, 1996, there was a jury verdict against the Company for an amount that does not have a material adverse effect on the Company's consolidated financial position or results of operations.

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



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
              10.5 Loan Agreement and Promissory Note dated October 11, 1996 between AST Research, Inc. and Samsung Electronics America, Inc. (incorporated by reference to exhibit number 99.3 in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 11, 1996).
              10.6 Letter of intent dated November 6, 1996, between AST Research, Inc. and Samsung Electronics Co. Ltd. (incorporated by reference to exhibit number 99.4 in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 11, 1996).
              11. Computation of Net Income (Loss) Per Share.
              27. Financial Data Schedule.

              * Indicates a management contract or compensatory plan or arrangement.
              #  Filed herewith.

   (b) Reports on Form 8-K

       On July 12, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it has paid a $90 million promissory note due to Tandy corporation related to the 1993 acquisition of Tandy's PC manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock valued at $30 million and $60 million in cash, The Company also announced that subsequent to the issuance of shares to Tandy; also on July 11, 1996, the Company issued 8,499,336 shares of its Common Stock to Samsung in exchange for $60 million in cash that was used to pay Tandy. Finally, the Company announced that as a result of these transactions, its U.S. net operating loss carry forwards are subject to an annual limitation in accordance with Section 382 and 383 of the Internal Revenue Code of 1986.

       On August 27, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that Ian Diery resigned as President and Chief Executive Officer. The Company also announced that the Board of Directors appointed Young-Soo Kim as President and Chief Executive Officer.

       On July 31, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, effective July 29, 1996, Carmelo J. Santoro, Ph.D., resigned as a board member of the Company.

       On September 6, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that Joseph E. Norberg resigned as Senior Vice President and Chief Financial Officer. The Company also announced that it is commencing a search to fill the CFO position and that Won Suk Yang, Senior Executive Managing Director of Samsung, and a director of the Company, will serve as acting CFO in the interim.

       On September 18, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that Noh Byung Park has been named Senior Vice President, Worldwide Product Development and Manufacturing and an officer of the Company.

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

                                          AST Research, Inc.
                                             (Registrant)


Date: November 12, 1996                   /s/ WON S. YANG
                                         ----------------------------------
                                         Won S. Yang
                                         Senior Vice President
                                         and Acting Chief Financial Officer