Form 10-Q/A
period 1996-06-29
AST RESEARCH INC /DE/
filed 1996-11-14
CIK 725182

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________
                                   FORM 10-Q/A

    (MARK ONE)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  JUNE 29, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________


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


                               AST RESEARCH, INC.
                                      INDEX




                                                                       Page

     PART I.   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                 at June 29, 1996 (Unaudited)
                 and December 30, 1995                                    3

               Condensed Consolidated Statements of Operations
                 (Unaudited) for the three months and six months ended
                 June 29, 1996 and July 1, 1995                           4

               Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the six months ended
                 June 29, 1996 and July 1, 1995                           5

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                6-12


       Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                         13-25


     PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                      26-27

       Item 6. Exhibits and Reports on Form 8-K                          28



     SIGNATURE                                                           28



This Quarterly Report on Form 10-Q/A includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" thereunder and elsewhere herein.

                               AST RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________

                                                        June 29,     December 30,
                                                          1996           1995
(In thousands, except share amounts)                  (Unaudited)
________________________________________________________________________________
ASSETS
 Current assets:
  Cash and cash equivalents                             $ 66,947      $  125,387
  Accounts receivable, net of allowance for
   doubtful accounts of $20,354 at June 29, 1996
   and $18,629 at December 30, 1995                      387,495         392,598
  Inventories                                            218,149         252,339
  Deferred income taxes                                   20,806          19,495
  Other current assets                                    28,451          47,802
________________________________________________________________________________

     Total current assets                                721,848         837,621

 Property and equipment, net                              96,605          98,725

 Other assets                                            103,882         119,696
________________________________________________________________________________
                                                        $922,335      $1,056,042
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                 $ 95,000      $   75,000
  Accounts payable, including payable to related
   party of $45,739 at June 29, 1996 and
   $31,562 at December 30, 1995                          279,665         199,346
  Accrued salaries, wages and employee benefits           16,189          19,827
  Other accrued liabilities                              178,781         200,639
  Income taxes payable                                    29,958          26,902
  Current portion of long-term debt                       60,302          92,361
________________________________________________________________________________
     Total current liabilities                           659,895         614,075
 Long-term debt                                          158,564         125,540
 Other non-current liabilities                             7,241           5,545

 Commitments and contingencies

 Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares
   authorized, 44,736,900 shares issued and
   outstanding at June 29, 1996 and 44,679,400
   shares at December 30, 1995                               447             447
  Additional capital                                     414,978         414,735
  Retained earnings (deficit)                           (318,790)       (104,300)
________________________________________________________________________________

     Total shareholders' equity                           96,635         310,882
________________________________________________________________________________

                                                        $922,335      $1,056,042
================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

______________________________________________________________________________________________________________
                                                   Three Months Ended                 Six Months Ended
                                             ______________________________  _________________________________
                                                  June 29,        July 1,          June 29,          July 1,
                                                     1996           1995             1996              1995
(In thousands, except per share amounts)     (Restated - Note 1)              (Restated - Note 1)
______________________________________________________________________________________________________________
Net sales                                          $538,759      $662,002         $1,058,731      $1,332,178
Revenue from related party                           15,000             -             25,000               -
______________________________________________________________________________________________________________
Total revenue                                       553,759       662,002          1,083,731       1,332,178

Cost of sales                                       535,158       606,886          1,084,775       1,190,120
______________________________________________________________________________________________________________
Gross profit (loss)                                  18,601        55,116            (1,044)         142,058

Selling, general and administrative expenses         88,630        80,694            165,614         161,633
Engineering and development expenses                  9,645         8,817             20,159          17,833
Restructuring and other charges                      11,264             -             11,264               -
______________________________________________________________________________________________________________
Total operating expenses                            109,539        89,511            197,037         179,466
______________________________________________________________________________________________________________
Operating loss                                      (90,938)      (34,395)          (198,081)        (37,408)

Financing and other expense, net                     (7,792)       (4,898)           (16,409)        (10,019)
______________________________________________________________________________________________________________
Loss before income taxes                            (98,730)      (39,293)          (214,490)        (47,427)

Income tax provision (benefit)                            -        (7,662)                 -          (9,248)
______________________________________________________________________________________________________________
Net loss                                           $(98,730)     $(31,631)         $(214,490)      $ (38,179)
==============================================================================================================
Net loss per share                                 $  (2.21)     $   (.98)         $   (4.80)      $   (1.18)
=============================================================================================================
Weighted average common shares outstanding           44,723        32,393             44,702          32,385
=============================================================================================================

                             See accompanying notes.

                               AST RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

__________________________________________________________________________________________
                                                                     Six Months Ended
                                                                 _________________________
                                                                   June 29,      July 1,
(In thousands)                                                       1996          1995
__________________________________________________________________________________________
Net cash used in operating activities                             $(67,370)     $(25,302)

Cash flows from investing activities:
  Purchases of capital equipment, net                               (8,922)       (8,415)
  Purchases of other assets, net                                      (548)      (10,463)
__________________________________________________________________________________________
Net cash used in investing activities                               (9,470)      (18,878)

Cash flows from financing activities:
  Short-term borrowings, net                                        20,000        81,000
  Repayment of long-term debt, net                                  (2,113)         (142)
  Proceeds from issuance of common stock, net                          243           394
__________________________________________________________________________________________
Net cash provided by financing activities                           18,130        81,252

Effect of exchange rate changes on cash and cash equivalents           270        (9,901)
__________________________________________________________________________________________
Net increase (decrease) in cash and cash equivalents               (58,440)       27,171

Cash and cash equivalents at beginning of period                   125,387        68,654
__________________________________________________________________________________________
Cash and cash equivalents at end of period                       $  66,947      $ 95,825
==========================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                      $   1,775      $  5,240
   Income taxes paid (refunded), net                             $  (7,207)     $ (2,317)
==========================================================================================

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

Restatement

  The condensed consolidated statements of operations for the three- and six-month periods ended June 29, 1996 contained in this Form 10-Q/A have been restated from those originally issued to reflect a reclassification of approximately $2.4 million from restructuring and other charges to selling, general and administrative expenses. The reclassification relates to a write-down incurred as a direct result of the closure of the Company's German subsidiary in the second quarter of fiscal year 1996. The reclassification has been made to group this write-off with the Company's other bad debt expenses, which are treated as selling, general and administrative expenses.

  After giving effect to this restatement, selling, general and administrative expenses were increased by approximately $2.4 million and restructuring and other charges were decreased by approximately $2.4 million for the three- and six-month periods ended June 29, 1996. There was no effect on total operating expenses, net loss or net loss per share for these periods.

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

   In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets including goodwill existed at June 29, 1996. The Company's analysis at June 29, 1996 was based on an estimate of future undiscounted cash flows using forecasted results of operations. Should the results of these forecasts not be achieved, future analysis may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value. The Company would then be required to make a determination of the fair value of its long-lived assets and would write down the carrying value of its long-lived assets to their estimated fair value. In the event that a write-down is required, the Company would first write down the carrying value of its goodwill, then write down additional amounts to its remaining long-lived assets, if necessary, to reduce the carrying value of its long-lived assets to their respective estimated fair value. As of June 29, 1996, the carrying value of goodwill is approximately $22.5 million.

  The Company's recoverability test assumes certain levels of growth in sales as well as improvements in gross margins as a percentage of sales, as occurred in the second quarter of fiscal year 1996. Should the projected trend in sales growth or improvement in gross margins not be achieved, the Company's projected results of operations and cash flows may require downward adjustments, and, as a result, impairment of the Company's long-lived assets may be indicated. In the event impairment is indicated, a write-down may be required. The Company's historical results of operations and its cash flows in the first six months of fiscal year 1996, transition period 1995 and in fiscal years 1995 and 1994 indicate that it is at least reasonably possible that such circumstances could arise during the remainder of fiscal year 1996.

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

                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1996
Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

_____________________________________________________________________
                                        June 29,      December 30,
(In thousands)                             1996            1995
_____________________________________________________________________

Purchased parts                         $  69,711        $  73,012
Work in process                            12,121           33,823
Finished goods                            136,317          145,504
_____________________________________________________________________
                                        $ 218,149        $ 252,339
=====================================================================

Supplemental Consolidated Statement of Operations Information

____________________________________________________________________________________________
                                              Three Months Ended       Six Months Ended
                                           _______________________   _____________________
                                             June 29,     July 1,    June 29,     July 1,
(In thousands)                                  1996        1995        1996        1995
____________________________________________________________________________________________
RESTRUCTURING AND OTHER CHARGES:

Restructuring charge                          $ 6,527     $     -     $ 6,527      $   -

Other charges:
 Facility write-down to net realizable value    1,149           -       1,149          -
 Provision under Founder's Agreement            3,588           -       3,588          -
____________________________________________________________________________________________
                                              $11,264     $     -     $11,264      $   -
============================================================================================

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

Other charges

  As part of its second quarter restructuring plan, the Company provided $1.1 million in other charges as a result of management's commitment to dispose of its existing sales facility in France. The carrying amount of the facility, which includes land, a building, and leasehold improvements, is approximately $3.0 million after the write-down and represents the estimated fair value less costs to sell.

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

________________________________________________________________________________
                                    Three Months Ended      Six Months Ended
                                  _____________________  _____________________
                                  June 29,    July 1,     June 29,     July 1,
(In thousands)                       1996       1995        1996         1995
________________________________________________________________________________

FINANCING AND OTHER EXPENSE:

Interest income                    $   465    $   884     $  1,487    $  1,355
Interest expense                    (8,002)    (5,875)     (15,817)    (10,544)
Foreign exchange gain (loss)          (481)       125       (2,022)       (722)
Other                                  226        (32)         (57)       (108)
________________________________________________________________________________
                                   $(7,792)   $(4,898)    $(16,409)   $(10,019)
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

____________________________________________________________________________________________________
                                         Percentage of Total Revenue   Percentage of Total Revenue
                                              Three Months Ended             Six Months Ended
                                         ____________________________  ____________________________
                                              June 29,  July 1,             June 29,  July 1,
                                                1996      1995                1996      1995
____________________________________________________________________________________________________
Net sales                                       97.3%    100.0%               97.7%    100.0%
Revenue from related party                       2.7         -                 2.3         -
____________________________________________________________________________________________________
Total revenue                                  100.0     100.0               100.0     100.0
Cost of sales                                   96.6      91.7               100.1      89.3
____________________________________________________________________________________________________
Gross profit (loss)                              3.4       8.3                (0.1)     10.7
____________________________________________________________________________________________________
Selling, general and administrative expenses    16.0      12.2                15.3      12.1
Engineering and development expenses             1.7       1.3                 1.9       1.4
Restructuring and other charges                  2.1         -                 1.0         -
____________________________________________________________________________________________________
Operating loss                                 (16.4)     (5.2)              (18.3)     (2.8)
Financing and other expense, net                (1.4)     (0.7)               (1.5)     (0.8)
____________________________________________________________________________________________________
Loss before income taxes                       (17.8)     (5.9)              (19.8)     (3.6)
Income tax provision (benefit)                    -       (1.1)                 -       (0.7)
____________________________________________________________________________________________________
Net loss                                       (17.8%)    (4.8%)             (19.8%)    (2.9%)
====================================================================================================
The following table represents selected key asset turnover ratios for the periods indicated:

Days total revenue in accounts receivable       63.0      53.7                64.4      53.4
Inventory turnover (annualized)                  9.8       9.6                 9.9       9.4
====================================================================================================

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

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 51% in the second quarter of fiscal year 1996 and 38% for the six month period ended June 29, 1996 from the comparable prior-year periods. The decrease in net sales was primarily attributable to sales declines in the PRC, where reduced demand for the Company's products was caused by an unexpectedly rapid shift in both availability of and resulting demand for Pentium(R) processor-based systems in the current quarter. Sales into the PRC accounted for approximately 1% of the Company's net sales in the second quarter of fiscal year 1996, compared with approximately 7% in the comparable prior-year period and 2% versus 6% for the six-month periods ended June 29, 1996 and July 1, 1995, respectively. Also contributing to the decline in sales into the PRC was a significant increase in competitive pressures within the PRC marketplace, including a significant increase in lower priced products, causing increased pricing pressures. The Company believes that economic factors such as competitive pricing and a lower margin customer mix will continue to impact this region's future sales and operating results. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" herein. Although the PRC has historically provided the Company with significant sales, future sales of the Company's products into the PRC are highly dependent upon continuing favorable trade relations between the United States and the PRC, the general economic and political stability of the region and the competitive position of the Company in the local PRC marketplace. Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results.

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

  In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans include the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. As a result of the closure of the Company's notebook manufacturing operations, the remaining notebook production inventory was rendered obsolete. In addition, the Company closed a service facility in the United Kingdom, resulting in excess and obsolete service inventory. The Company wrote down this excess and obsolete inventory to its net realizable value.
These write-downs were charged to cost of sales, negatively impacting gross margins by $2.8 million, which reduced gross margins by 0.5 and 0.3 percentage points for the second quarter and six-month period ended June 29, 1996, respectively. The Company believes this charge is directly related to the restructuring and considers the charge to be non-recurring.

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

Operating Expenses

  Total selling, general and administrative expenses in the second quarter of fiscal year 1996 of $88.6 million increased by $7.9 million from the comparable prior-year period and represented 16.0% of total revenue, versus 12.2% of total revenue in the comparable prior-year period. Six month selling general and administrative expenses of $165.6 million increased by $4.0 million from the comparable prior-year period and represented 15.3% of total revenue versus 12.1% of total revenue in the comparable prior-year period. The increase in the six-month period can be attributed to higher bad debt expense of $2.4 million associated with an accounts receivable balance rendered uncollectible as a direct result of the Company's decision to close its German subsidiary as part of the Company's second quarter restructuring plan as well as increased advertising expenditures and higher technical support costs.

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

  Engineering and development costs for the three- and six-month periods ended June 29, 1996 increased by $0.8 million and $2.3 million, respectively, and increased as a percentage of total revenue by 0.4% and 0.5% for each period, respectively, due primarily to higher engineering materials expense related to new product introductions.

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

  In addition to the Company's $6.5 million restructuring charge taken in the second quarter of fiscal year 1996, the Company incurred other charges of $4.7 million, including $1.1 million in asset write-downs directly associated with its restructuring activities in Europe, and other charges of $3.6 million related to benefits provided for under the Founder's Agreement with Safi U. Qureshey, the Company's Chairman Emeritus. The asset write-down of approximately $1.1 million was provided as a result of management's commitment to dispose of its existing sales facility in France. The Company believes this charge is directly related to the restructuring and considers them to be non-recurring.

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

   In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows since the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets including goodwill existed at June 29, 1996. The Company's analysis at June 29, 1996 was based on an estimate of future undiscounted cash flows using forecasted results of operations. Should the results of these forecasts not be achieved, future analysis may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value. The Company would then be required to make a determination of the fair value of its long-lived assets and would write-down the carrying value of its long-lived assets to their estimated fair value. In the event that a write-down is required, the Company would first write down the carrying value of its goodwill, then write down additional amounts to its remaining long-lived assets, if necessary, to reduce the carrying value of its long-lived assets to their respective estimated fair value. As of June 29, 1996, the carrying value of goodwill is approximately $22.5 million.

  The Company's recoverability test assumes certain levels of growth in sales as well as improvements in gross margins as a percentage of sales, as occurred in the second quarter of fiscal year 1996. Should the projected trend in sales growth or improvement in gross margins not be achieved, the Company's projected results of operations and cash flows may require downward adjustments, and, as a result, impairment of the Company's long-lived assets may be indicated. In the event impairment is indicated, a write-down may be required. The Company's historical results of operations and its cash flows in the first six months of fiscal year 1996, transition period 1995 and in fiscal years 1995 and 1994 indicate that it is at least reasonably possible that such circumstances could arise during the remainder of fiscal year 1996.

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

  For the six months ended June 29, 1996, the Company recognized net other expense of $2.1 million compared to net other expense of $0.8 million in the comparable prior-year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The increased loss in the six-month period ended June 29, 1996 was primarily due to the unfavorable movement of the U.S. dollar relative to other currencies over the comparable prior year period. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

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

Asset Turnover Ratios

  Days total revenue in accounts receivable for the three- and six- month periods ended June 29, 1996 increased to 63.0 and 64.4 days, respectively, from
53.7 and 53.4 days, respectively, in the comparable prior-year periods. The increase is primarily due to increased competitive pressures which have required the Company to offer extended payment terms, primarily in the Company's Europe and Asia Pacific regions.

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

  The Company held forward exchange contracts maturing at various dates through December 1996 with a face value of approximately $168.6 million and $162.0 million at June 29, 1996 and December 30, 1995, respectively. The face value of the contracts approximates the Company's hedgeable net monetary asset exposure
to foreign currency fluctuations at those respective dates.   Unrealized losses
associated with these forward contracts totaling $1.4 million and $0.4 million at June 29, 1996 and at December 30, 1995 are included in the Company's consolidated statements of operations for those periods. Foreign currency borrowings at June 29, 1996 and at December 30, 1995 totaled $1.7 million and $4.0 million, respectively.

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

                                          AST Research, Inc.
                                             (Registrant)


Date: November 12, 1996                  /s/ WON S. YANG
                                         _________________________
                                         Won S. Yang
                                         Senior Vice President
                                         and Chief Financial Officer (Acting)