Form 10-K
period 1996-12-28
AST RESEARCH INC /DE/
filed 1997-03-28
CIK 725182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

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

                              TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                           __________________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $138,684,525 (computed using the closing price of $4.75 per share of Common Stock on February 21, 1997 as reported by NASDAQ, based on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 57,964,830 shares of the registrant's Common Stock, par value $.01 per share, outstanding on February 21, 1997.
__________________________

       This Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Additional Factors That May Affect Future Results." under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART I

ITEM 1.   BUSINESS

GENERAL

  AST Research, Inc. ("AST" or "Company") was incorporated in California on July 25, 1980 and reincorporated as a Delaware corporation effective July 1, 1987. The Company designs, manufactures, markets, services and supports a broad line of personal computers including desktop, notebook and server computer systems marketed under the Advantage!(R), BravoTM, AscentiaTM, and ManhattanTM brand names. The Company's products feature advanced design characteristics while remaining compatible with established industry standards. The Company currently markets its products through an extensive worldwide distribution network of retail computer dealers, consumer retailers, international and regional distributors, value added dealers ("VADs") and value added resellers ("VARs"). See further discussions under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Results" therein.

      On October 26, 1995, the Company announced its change of fiscal year-end from the Saturday closest to June 30 to the Saturday closest to December 31. The change in fiscal year-end was effective for the six months ended December 30, 1995 ("transition period" or "transition period 1995").

SIGNIFICANT BUSINESS DEVELOPMENTS

   In the second quarter of fiscal 1996, the Company implemented a restructuring plan designed to restructure its worldwide operations into three regional operating groups and to transfer its notebook manufacturing to third party original equipment manufacturers ("OEMs"). In connection with this plan, the Company recorded a restructuring charge of $6.5 million.

   On July 11, 1996, the Company paid the $90 million promissory note due to Tandy Corporation ("Tandy") related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock, then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung Electronics Co., Ltd. ("Samsung") in exchange for $60 million in cash that was used to fund the cash payment to Tandy.

  On December 13, 1996, the Company signed a Second Additional Support Agreement with Samsung that provided the Company with additional credit guarantees of $200 million through December 31, 1998. As consideration for this new credit guarantee, the Company issued 500,000 shares of non-voting preferred stock to Samsung. This second guarantee is in addition to the existing $200 million credit guarantee, provided pursuant to an Additional Support Agreement between the Company and Samsung, dated December 21, 1995. The Second Additional Support Agreement also includes a one-year extension of the original guarantee provided under the Additional Support Agreement, which results in guarantees totaling $400 million expiring on December 31, 1998.

   On December 18, 1996, the Company established a new $100 million bank credit line with three banks. In addition, on December 26, 1996 the Company renewed its existing $200 million credit line, provided through a consortium of ten financial institutions. As a result of these transactions, the Company has $300 million in credit facilities, all made available through credit guarantees provided by Samsung. See further discussion included in "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On January 30, 1997 the Company announced that Samsung proposed to commence negotiations to acquire all of the outstanding shares of common stock of the Company not currently owned by Samsung or its affiliates at a price of $5.10 per share (the "Samsung Proposal"). Pursuant to the terms of a Stockholder Agreement between the Company and Samsung, Samsung's ability to purchase shares and engage in other transactions with the Company is subject to certain restrictions, including approval of the Independent Directors, (as defined in the Stockholder Agreement). The Company's Board of Directors has formed a special committee, consisting of the Independent Directors, to evaluate the Samsung Proposal, and to consider other options that may be available to AST. There is no assurance that any transaction will ultimately occur.

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company operates in one industry segment: the manufacture and sale of personal computers, including desktop, notebook, and server computer systems.
The Company currently markets its products through retail computer dealers, consumer retailers, international and regional distributors, VADs and VARs. A summary of the Company's operations by geographic area including net sales, operating income (loss) and identifiable assets is incorporated herein by reference to Note 12 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY AND MARKET

      The Company's business strategy is to focus on being among the first to bring leading-edge personal computer technology to market within the indirect sales channel, thereby positioning the Company's products to gain a competitive advantage. By concentrating its efforts on bringing new products to market first, the Company will also utilize its technological expertise, worldwide manufacturing capabilities, brand name recognition and distribution channels to offer its customers a variety of personal computers to meet diverse user needs. In support of this goal, the Company is also focusing its efforts on creating and maintaining short and flexible supply lines to become the most reliable supplier to the indirect sales channel. The Company believes that the success of this strategy depends upon its ability to identify products and product features required by customers and to design and bring to market ahead of its competitors high quality, innovative products compatible with industry standards at competitive prices.

      As new technologies, including more powerful microprocessors, have become available, the Company is concentrating its efforts on working closely with various industry-leading component suppliers, including Samsung, to enable it to achieve its goal of being first to deliver new products to the indirect channel. These efforts include working together on technology issues, as well as shortening supply lines to improve flexibility of related supply arrangements. See "Additional Factors That May Affect Future Results" under Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's business strategy is focused on serving the indirect sales channel worldwide, since the Company believes that the indirect sales channel is the method by which the majority of users choose to purchase personal computers. The Company also believes that the indirect sales channel offers the highest level of service and support to the purchaser and will continue to play a key role in expanding the use of computers throughout the world. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's business strategy also focuses on the continued introduction of new products that are aggressively priced to highlight the price and performance advantages of the Company's products. The personal computer industry is characterized by intense price competition and the Company believes that the price and performance features of its products are key factors in the purchase decisions of its customers. The Company intends for its products to offer a price/performance advantage, and therefore generally adjusts its prices as needed.

      In pursuing its business strategy, the Company has maintained its multi-channel and multi-brand distribution approach to target a variety of price points and user requirements, including the Advantage! computer product lines, which are designed for the consumer retail market; the value oriented Bravo desktop lines; the Manhattan server line; and the Ascentia line of notebook computers. Within these brands, the Company offers a variety of products, including high-end Pentium(R) and Pentium(R) Pro processor-based desktop systems and servers, and color notebooks. The Company's personal computers incorporate either Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), or Peripheral Component Interconnect ("PCI") Bus Architecture and are compatible with major industry standard operating systems including MS-DOS(R), UNIX/XENIX, SCO UNIX, Novell NetWare(R), OS/2(R) and Windows NTTM. The Company continues to pursue a strategy whereby its products retain their compatibility with new major industry standards as they are developed.

     The Company believes that its strategy of establishing a worldwide presence in countries with established markets and those with developing markets for computer products and of providing products that meet local needs, such as customized systems and local language documentation, has provided significant opportunity for revenue growth in these international markets. International revenues contributed 45%, 55%, 44% and 35% of total revenues in the fiscal year ended December 28, 1996 ("fiscal year 1996"), transition period 1995, and in the fiscal years ended July 1, 1995 ("fiscal year 1995") and July 2, 1994 ("fiscal year 1994"), respectively.

PRODUCTS

      The Company's business strategy is to be among the first to market with leading-edge technologies, which allows the Company's computer reseller and dealer customers to provide attractive, profitable alternatives to the Company's indirect channel competitors, as well as direct market competitors, including mail order companies. The Company's products include desktop systems, mobile systems, and file servers under the Advantage!, Adventure, Bravo, Ascentia and Manhattan brand names. Products within these families are designed to meet multiple performance levels and price points and have received multiple awards for ingenuity and performance from leading trade publications.

      During fiscal year 1997, the Company intends to continue to enhance its desktop computer product lines with faster processing power and enhanced features to satisfy the complex needs of the home, small-business and corporate user. The Company also plans to expand its mobile computing solutions with high -performance, leading-edge notebook solutions and value-based consumer oriented models. In addition, the Company intends to continue to introduce new server products, technologies and computing solutions for the network environment. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Advantage!/Adventure!

    Designed for home and home office users, the Company's Advantage! and Adventure! PCs are sold through consumer retail locations and include popular educational and entertainment multimedia software titles, as well as the latest in hardware technologies, including Intel Pentium(R) MMX and Intel Pentium(R) Pro micro-processors. Systems are configured for ease of use, complete with CD stereo, full-motion video, telephone answering and voice mail systems, high-speed fax/data modems, and a selection of pre-installed software titles, including on-line services.

Bravo

      The Bravo desktop line is the Company's value-based price/performance leader providing entry-level to high-performance systems which are designed to handle today's increasingly demanding business applications including word processing, electronic mail, database management, spreadsheet calculations, Computer Aided Design ("CAD"), graphics, and financial/statistical analysis. Bravo systems are affordably priced and offer users a choice of super-powerful processors, PCI-based graphics, the expansion power and flexibility of a PCI bus and support for future upgrades via Plug-n-Play and DMI standards.

Ascentia

      The Company's line of Ascentia notebook computers provides traveling professionals, home office users and students with a wide variety of mobile computing solutions. Features include the latest technologies such as powerful Intel Pentium(R) micro-processors, full-size keyboards, large display screens, CD-ROMs, multimedia support with 16-bit Sound Blaster audio and dual stereo speakers, wireless communications, and long-lasting batteries with intelligent power management capabilities.

Manhattan

      The Company's Manhattan server products are designed to provide solutions tailored to a variety of user needs, with scaleable power to offer enterprise networks optimum flexibility and dedicated Internet and/or Intranet service. They include critical networking software to simplify network management and enhance ease-of-use. Designed to meet current and future multi-user and LAN operating systems standards, including Novell NetWare and the increasingly popular Windows(R) NT and Intel Pentium(R) Pro combinations, Manhattan servers also are bundled with free training courseware to quickly integrate into corporate and small business environments.

ASTVision

     ASTVision monitors offers personal computer users who operate with graphic-intensive Windows(R) software applications a choice of high quality displays available in various popular sizes. The product line includes the low-radiation, multi-sync color ASTVisionTM 4I, 5L, 5M, 5V, 7L and 20H models, which feature anti-glare/anti-static glass. Each is designed to conform to VESA DPMS (Display Power Management Signaling) and NUTEK standards and most models are Plug-n-Play ready.

PRODUCT DEVELOPMENT

   Due to the rapid pace of advances in personal computer technology, the Company's success depends on, among other things, the timely introduction of new products that are accepted in the marketplace. Accordingly, the Company is actively engaged in the design and development of new products and the enhancement of existing products. During fiscal year 1996, transition year 1995, fiscal year 1995, and fiscal year 1994, the Company's engineering and development expenses were $40,702,000, $19,608,000, $36,383,000 and $38,858,000 respectively. The Company plans to increase its product development capabilities and resources during fiscal year 1997. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company's long-standing relationships with major hardware and software developers such as Intel Corporation, Microsoft Corporation and Novell Inc. assist the Company in quickly bringing new technologies to the marketplace. The Company also works with these developers to test the compatibility of new hardware and software and to design software support programs enabling the Company to introduce products incorporating the latest hardware technology that are capable of operating the most current software available in the marketplace.

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

      The Company believes that its technical expertise is a key factor in its development of new and innovative products. The Company's engineering staff uses the latest tools to assist in the development of new products and enable faster adaptation of the latest technologies within the manufacturing process. In addition, the Company continues to utilize third-party printed circuit boards in the majority of its product lines in order to support its first to market business strategy.

MANUFACTURING

      The Company's manufacturing operations include procurement and inspection of components and assembly, testing and packaging of finished products. The Company's manufacturing and warehouse facilities include over 955,000 square feet of capacity and are located in Fort Worth, Texas, Hong Kong, the People's Republic of China ("PRC") and Limerick, Ireland.

      During fiscal year 1996, the Company continued to modify its worldwide manufacturing strategies in order to continue to improve its manufacturing
efficiencies.   The Company  completed  the closure of its Taiwan manufacturing facility in fiscal year 1996 and outsourced the sub-assembly of its mobile computers to Taiwanese and Korean strategic partners. The Company's desktop and server products are manufactured in facilities located in Texas, Ireland
and the  PRC.   The  final assembly for the Company's mobile products occur in both Texas and Ireland. The Company's three regional manufacturing sites provide an efficient manufacturing model for desktop, server and mobile products and offer closer proximity to the Company's customers, thereby improving the Company's ability to deliver product to the market on a timely basis.

   In support of its worldwide strategy, in fiscal year 1996 the Company completed the closure of its printed circuit board ("PCB") assembly operations in the PRC. Concurrent with the closure of its PCB operations, the Company has developed strategic alliances with key suppliers to manufacture PCB assemblies.

   Despite these changes in fiscal year 1996, the Company intends to continue to assess its worldwide manufacturing capacity in an effort to continue to increase efficiencies, reduce costs and improve product deliveries.

     The Company currently procures all of its components from outside suppliers including Samsung and its related companies. The Company's factory sites are in close proximity to many key international vendors. Source inspections are conducted at the plants of selected strategic suppliers, while some other parts are sampled for inspection upon receipt at the Company's manufacturing facilities.

      Increases in demand for personal computers have created industry wide shortages of components, which at times have resulted in premium prices being paid for key components, such as flat panel video display screens, microprocessors, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, lithium ion batteries, modems, Static Random Access Memory chips and Application Specific Integrated Circuits, that are currently purchased from single sources due to availability, price, quality or other considerations. These single source component suppliers vary over time. The Company purchases components pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers.
Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected. The Company attempts to mitigate these potential risks by working closely with major suppliers on product plans and coordinated product introductions. Although no assurances can be given, the strategic relationship formed with Samsung could further reduce the risk associated with the procurement of some of these components. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's notebook products are manufactured by outside vendors including Quanta Computer, Inc. and Compal Electronics, Inc. in Taiwan. These OEMs are subject to the risks inherent in notebook computing technology, development and manufacturing. As a result, the Company's ability to bring its notebook products to market is highly dependent upon the ability of these third-party vendors to effectively design, develop and manufacture these products. Should these companies not be able to design, develop or manufacture the Company's products in a timely manner, the Company's net sales, cash flows and profitability could be adversely affected. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The PRC, in which the Company has manufacturing capacity, has a history of political instability. The Company also utilizes various notebook and PCB assembly subcontractors in Taiwan. Political tensions between the PRC and Taiwan could adversely affect the Company's operations, particularly its notebook production.

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

      In fiscal year 1996, the Company achieved and/or maintained certification and registration under ISO 9000, section 9001 or 9002, for the quality systems used in its service center in the United Kingdom and its manufacturing operations in Limerick, Ireland, Fort Worth, Texas and the PRC. All of the Company's manufacturing operations have ISO certification and registration.

MARKETING AND SALES

      The Company employs a worldwide multi-channel indirect distribution strategy which allows it to reach a variety of customers in most major market segments. Each channel provides the Company with access to specific market and customer segments. The Company's strategy is to differentiate itself from others by being more responsive to customers and by being the first to bring leading-edge products to market through indirect channels via its established network of authorized dealers and resellers. The Company believes that its success in building its network of dealers and resellers is largely due to the Company's product line breadth, the quality and reliability of its products, its dedication to the channel, the responsiveness of its employees, and the high level of service and support provided by the Company. The Company continues to focus on selectively broadening its distribution channels and enhancing channel relationships to further its growth objectives. If the Company is unable to deliver leading edge products to this channel on a timely basis, its net sales and profitability will be adversely affected.

      The Company's worldwide sales organization is organized into three major geographical groups: the Americas, which includes the United States and Canada; Europe; and Asia Pacific, which includes Asia, the Pacific Rim and the Middle East.

Americas Distribution

      The Company's Americas indirect distribution channels include authorized independent resellers and dealers, national reseller organizations, national and regional distributors and aggregators, systems integrators and consumer retailers. The Company sells directly and indirectly to large VADs and VARs that typically purchase personal computers and add enhancement hardware, software and service to provide the total system solution, which are then sold in a variety of vertical and horizontal markets. The Company's national reseller organization accounts include customers such as CompuCom Systems, MicroAge, and ENTEX Information Services, Inc. The Company also sells its products to smaller dealers and resellers through major national distributors including Ingram Micro, Merisel and Tech Data Corporation.

     The Company's Advantage! line is designed for small office and home use and is marketed primarily by consumer retail chains including Computer City Supercenters; Price/Costco Wholesale Club Stores; Sam's Wholesale Club and Wal-Mart Stores.

International Distribution

     The Company operates internationally through subsidiaries and sales offices in 44 locations worldwide. In countries where the Company does not have subsidiary operations, products are sold to retail dealers and distributors. The Company plans to continue to expand its international business within the Europe and the Asia Pacific regions during fiscal year 1997. The Company may also pursue limited expansion plans within certain developing countries as opportunities arise.

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

Service and  Support

      The Company believes that customer support, service and training are crucial to maintaining strong relationships with its customers and attempts to provide a high level of service and support in order to differentiate it from other manufacturers in the personal computer industry. The Company provides a comprehensive collection of services for its products through its "Customer Care" program. AST Customer Care offers technical support to resellers, dealers and end-users through access to toll-free telephone lines; AST-Lifeline, an interactive technical support system that incorporates Radish Communications Systems VoiceView(R) TALK SHOPTM integrated voice and data protocol with custom AST technical support software; AST On-Line!, a 24-hour electronic bulletin board system; AST Info-Fax, which allows access to a broad selection of technical support documentation via facsimile 24-hours a day; AST Pronto! Pro, a CD-ROM based reference utility program; and a technical support alliance with leading network and operating system suppliers for one-stop support in multi-vendor networked environments. In addition, the AST On-Line! service has been expanded to be available through the CompuServe(R), Prodigy(R), and America OnLine(R) information services, and through an AST bulletin board system, which includes Remote Imaging Protocol (RIPscrip). The Company's support services are further augmented by AST InfoLINE, an interactive voice response system which includes automated problem diagnostics as well as automated fax-response diagnostics.

      Parts and labor warranties on the Company's computers range from one to three years in length, depending on product type. Service is provided by AST authorized dealers, third-party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available in more than 1,200 AST authorized service centers. Included among these service centers are more than 800 Authorized Service Centers (ASC), over 250 Advanced System Support Centers (ASSC) and at least 200 third-party maintenance locations. In addition, international customers can be serviced on a carry-in basis by any of the authorized AST Service Providers located in more than 30 countries around the world. AST Customer Care also provides comprehensive protection for notebook users through the ExeCare PlusSM service program. Expedited repair of any AST notebook product anywhere in the United States is available under the ExeCare PlusSM service program. As an additional upgrade AST offers ExpressONESM, which provides overnight notebook exchange anywhere in the continental United States. The Company offers the AST Self Maintainer Support program to end-users who have a large installed base of AST computers and internal information centers providing service and support within the organization.

      Many of the Customer Care services provided in the U.S. are open to and used by the Company's customers from around the world. In addition, the Company's international subsidiaries have developed service and support programs adapted to the specific needs of local markets. The Company maintains AST On-Line! bulletin boards in many countries in both the Europe region and the Asia Pacific region ensuring ease of access to software drivers and technical bulletins as well as providing a forum for distributing more localized information. With a significant installed base of system products and growth in sales throughout the Europe region, the Company has supplemented these local initiatives by establishing a centralized service and support capability within its European Operations Center in Limerick, Ireland. The European Call Center provides multi-lingual help line services and technical support to resellers, service providers and end-users in mainland Europe and the UK and is supplemented by separate specialist Call Centers supporting customers in the Nordic area and in the UK Consumer market. The Company's network of over 500 ASCs and Independent Service Providers in Europe provides warranty repair and enhanced systems support services for end-users. European Resellers and Authorized Service Providers are required to participate in Training and Certification programs delivered through local subsidiaries and can also take advantage of the high level product and customer support resources of Systems and Field Engineers based in the subsidiaries. Spare parts and repairs for the Company's Service Channel are provided by the Company's European Logistics Center in Limerick, which utilizes express courier and freight handling companies to ensure prompt delivery of replacement parts throughout the region.

      Within the Asia Pacific region, service is provided by AST authorized dealers, third-party maintenance organizations and the Company's in-house service and support organization. Trained service technicians are available throughout the Asia Pacific region in more than 160 ASCs and AST authorized dealers, over 40 of which are inside the PRC. Express courier and freight handling companies are also utilized in the Asia Pacific region to ensure prompt delivery of replacement parts throughout the region. In addition, Asia Pacific customers can be serviced on a carry-in basis by any of the authorized AST
Service Providers located in more than 30 countries around the world. AST Customer Care in the Asia Pacific region also provides comprehensive protection for notebook users through the ExeCare service program.

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

      Beginning in fiscal year 1996, the Company embarked on more aggressive marketing initiatives to increase demand for the Company's products. The Company will continue to market aggressively in fiscal year 1997 to promote its products and services and, to that effect, has recently hired a new advertising agency. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

      During fiscal year 1996, no single customer accounted for more than 10% of the Company's net sales.

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

      The  Company  has  license  agreements  for  various  products,  including operating system software for its personal computer systems with Microsoft Corporation and IBM Corporation, for which the Company makes payments. In addition, the Company has a patent cross-licensing agreement with IBM Corporation, that extends over the life of the covered patents, which is prepaid and is being amortized over the useful life of the patented technology. The Company has a patent cross-licensing agreement with Texas Instruments Inc., that expires December 31, 2000, for which the Company makes periodic royalty payments. The Company also has various license agreements for application software which it distributes with its products, many of which require the Company to make payments to the licensor. Pursuant to a Strategic Alliance Agreement with Samsung, the Company entered into a patent cross-license agreement with Samsung that expires on July 31, 2005, for which no payments are required.

COMPETITION

      Intense competition in the personal computer industry continued during fiscal year 1996 and was characterized by frequent product introductions and an extremely aggressive pricing environment. The Company's primary competitors are other computer companies that offer a full range of personal computing solutions, including IBM, Compaq Computer Corporation, Hewlett-Packard Company, Digital Equipment Corporation, Dell Computer Corporation, Gateway 2000, Inc., NEC/Packard Bell, Sony, and Toshiba.

      The Company believes that one of its competitive advantages has been and continues to be the Company's commitment to its indirect channel partners. This indirect channel focus, in addition to product branding, product line breadth and service and support, should enable the Company's products to remain competitive within the highly-competitive personal computer marketplace. The Company's focus on being among the first to bring leading-edge products to indirect channel customers should further strengthen its competitive position and improve its relationship with the indirect sales channel. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The personal computer market continues to be intensely competitive. As a result, significant price reductions were required across all product lines during fiscal year 1996, contributing to a decline in gross profit margins. Characteristic of the past few years, the Company expects these pricing pressures to continue. The ongoing introduction of new technologies across all of the Company's product lines is intended to enable the Company to keep pace with rapid market changes and to minimize the effect of continued competitive pricing. However, there can be no assurance that the Company will have the financial resources, marketing and distribution capability, or the technological knowledge to compete successfully. In addition, the Company's results of operations could be adversely impacted if it is unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft and Intel, and to manage the competitive risks associated with these relationships.

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

Effects of Environmental Laws

      Compliance with laws enacted for the protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings or competitive position. The Company has successfully been involved in such programs as the Environmental Protection Agency's Energy Star program. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations, there can be no assurance that such laws will not have a material adverse effect on the Company. To its knowledge, the Company was not named as a defendant in any environmental lawsuits during fiscal year 1996.

EMPLOYEES

      As of December 30, 1996, the Company had 4,151 employees, 1,580 of whom were employed in manufacturing, 278 in engineering and 2,293 in the areas of general management, sales, marketing and administration. Of the total, 2,176 were employed in the Company's Americas region, 835 were employed in the Asia Pacific region and 1,140 were employed in the Europe region. The Company believes its future success will depend in part on its continued ability to attract and retain highly qualified engineers, technicians and marketing and management personnel. To assist in attracting qualified employees at all levels, the Company has adopted stock option, performance based incentive compensation, profit sharing and other benefit plans. There can be no assurance that this strategy will not require significant new grants or be effective in any case, particularly in the event of a prolonged decline in the price of the Company's common stock. The Company considers its employee relations to be good. No employee of the Company is represented by a union.

      Compared to December 1995, the Company's total headcount has declined by 1,855 employees. The decline is due to significant reductions in the Company's Asia Pacific manufacturing operations and declines in Europe and in the Americas as a result of staffing reductions related to various down-sizing and restructuring activities.

BUSINESS SEASONALITY

      Although the Company does not consider its business to be highly seasonal, it has historically experienced seasonally higher sales in the consumer retail channel in the quarter ended in December, compared to other quarters, due to strong holiday demand for some of its products.

ITEM 2.   PROPERTIES

   The Company owns and occupies its worldwide headquarters facility in Irvine, California. The 232,000 square foot facility accommodates the Company's executive, finance and administrative functions, the Americas region sales organization, and the global marketing and product divisions. The Company owns and occupies a 217,000 square foot manufacturing facility in Fort Worth, Texas, with an adjacent 202 acres of undeveloped land. The Company leases an additional 291,000 square feet of manufacturing, engineering, and customer support and warehouse space in the Fort Worth area. The Company also leases approximately 59,000 square feet for regional sales offices and 95,000 square feet for warehouse and distribution space for its Americas sales operations. The Company is currently obligated under a ten-year lease agreement for a 246,000 square foot facility in Fountain Valley, California, which expires in 1999. This facility was closed in February 1995 as part of a restructuring plan; 229,000 square feet of the facility are currently being subleased.

   The Company owns a 340,000 square foot manufacturing facility in Limerick, Ireland, which supplies nearly all the desktop requirements for the Europe region. In addition, the Company also leases approximately 262,000 square feet of sales, marketing, administration and warehouse facilities in various other countries throughout Europe.

   The Company leases an aggregate of 389,000 square feet of manufacturing space in the PRC to service the domestic PRC and other Asia Pacific region markets. In addition, the Company leases approximately 118,000 square feet for sales, marketing, and administration offices and warehouse facilities in the Asia Pacific region. The Company leases 69,000 and 27,000 square feet for warehouse and manufacturing activities and office space, respectively, in Hong Kong. In connection with the Company's restructuring of its manufacturing operations, the Company plans to close 68,000 and 54,000 square feet of its manufacturing facilities in Hong Kong and in the PRC, respectively, in fiscal 1997. The Company also leases 32,000 square feet of warehouse and office space in the Middle East with an additional 182,000 square feet available for possible expansion.

ITEM 3.   LEGAL PROCEEDINGS

   The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $12.6 million, plus accrued interest of $17.2 million. Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the original proposed adjustments was not adopted in the final regulations. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

   The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits, each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's results of operations and financial condition may be adversely affected.

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome of any or all of these similar cases. However, based on preliminary facts available to the Company, management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations.

      The Company has been named, along with Samsung and certain current and former members of the Company's Board of Directors, as a defendant in twelve shareholder class action lawsuits filed on or shortly after January 31, 1997. Eleven class action complaints were filed in the Court of Chancery in New Castle County, Delaware, under case names Miller v. Kim, et al; Tepper v. Samsung Electronics Co., Ltd., et al.; Kenneth Steiner v. Kim, et al.; William Steiner
v. Kim, et al.; Zeiff v. AST Research, Inc., et al; Schultz v. Choo, et al.; Ungar v. AST Research, Inc. et al.; Schnoll v. AST Research, Inc., et al.; Krim
v. AST Research, Inc., et al.; Jaroslawicz v. Kim, et al.; and Rattner v. Samsung Electronics Co., Ltd. A separate class action complaint was filed but not served on January 31, 1996 in the Superior Court for the County of Orange, California, under case name Sigler v. AST Research, Inc., et al. The Plaintiffs allege that the defendants have engaged in an unlawful scheme to enable Samsung to acquire all outstanding shares of the Company's stock not previously owned by Samsung for inadequate consideration and in violation of the defendants' fiduciary duties. The plaintiffs seek to enjoin Samsung's proposed purchase of the Company's outstanding shares and request unspecified monetary damages, including attorney and expert fees and costs. On February 27, 1997, the plaintiffs in the Delaware cases submitted a proposed Order of Consolidation to the court, which has not yet been entered. The litigation is in its preliminary stages. The Company is unable at this time to predict the ultimate outcome of these lawsuits.

      The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended December 28, 1996.


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


                                           HIGH          LOW


          Fiscal year ended December 28, 1996:

          1st Quarter                  $   8 - 7/8    $  4 - 49/64
          2nd Quarter                      8 - 1/4       4 - 3/4
          3rd Quarter                      7 - 1/8       4 - 1/2
          4th Quarter                      5 - 5/8       4


          Six months ended December 30, 1995:

          1st Quarter                  $  16 - 3/8    $ 10
          2nd Quarter                     10 - 1/16      7 - 7/8


          Fiscal year ended July 1, 1995:

          1st Quarter                  $  19 - 1/4   $  12
          2nd Quarter                     16 - 1/4      10 - 3/8
          3rd Quarter                     17            13 - 1/8
          4th Quarter                     19 - 1/8      13 - 1/2


      There were approximately 952 security holders of record as of February 21,
1997.   The Company has not paid dividends to date and intends  to  retain  any future earnings for use in the business.

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

---------------------------------------------------------------------------------------------------------------------
                                As of or for     As of or for
                                 the Fiscal        the Six               As of or for the Fiscal Year Ended
                                 Year Ended      Months Ended      ----------------------------------------------
(In thousands, except           December 28,     December 30,      July 1,       July 2,     July 3,     June 27,
   per share amounts)               1996             1995            1995          1994        1993         1992
---------------------------------------------------------------------------------------------------------------------
Net sales                      $  2,068,643    $   1,016,283   $  2,467,783  $  2,367,274  $ 1,412,150  $   944,079
Revenue from related party           35,000                -              -             -            -            -
Total revenue                     2,103,643        1,016,283      2,467,783     2,367,274    1,412,150      944,079
---------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                  24,868          (16,875)       245,675       347,733      285,698      293,260

Operating income (loss)            (385,108) (1)    (215,196) (2)  (105,690)       53,989 (3)  (64,578) (4)  97,526
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                  (417,715)        (225,006)       (99,309)       31,309      (53,738) (6)  68,504
---------------------------------------------------------------------------------------------------------------------

Net income (loss) per share (5) $     (8.22)   $       (5.27)   $     (3.07)  $      0.96  $     (1.72)   $    2.16
---------------------------------------------------------------------------------------------------------------------
Shares used in computing net
  income (loss) per share   (5)      50,827           42,721         32,371        32,548       31,289       31,758
=====================================================================================================================

Cash and short-term
  investments                  $     61,063    $     125,387    $    95,825   $   153,118  $   121,600    $ 140,705

Working capital                     (41,049)         223,546        306,872       444,974      301,046 (6)  332,793

Total assets                        831,057        1,056,042      1,021,501     1,005,620      886,159 (6)  580,613
---------------------------------------------------------------------------------------------------------------------

Long-term debt                      131,737          125,540        219,224       215,294       92,258 (6)    2,431

Total shareholders' equity     $     12,140    $     310,882   $    263,238  $    361,762  $   318,806    $  63,267

Shares outstanding at end
  of period                          57,758           44,679         32,413        32,334       31,579       30,787
=====================================================================================================================

(1) Includes a pretax restructuring charge of $6.5 million and other pretax charges of $26.4 million. See Notes 2 and 3 of Notes to Consolidated Financial Statements.
(2) Includes a $13 million pretax restructuring charge. See Note 2 of Notes to Consolidated Financial Statements.
(3) Includes a $12.5 million pretax credit from the reversal of excess restructuring charge amounts not utilized. See Note 2 of Notes to Consolidated Financial Statements.
(4) Includes a $125 million pretax restructuring charge. See Note 2 of Notes to Consolidated Financial Statements.
(5) Fully diluted earnings (loss) per share and shares used in computing fully diluted earnings (loss) per share were not materially different from primary earnings (loss) per share and shares used in computing primary earnings (loss) per share, except in fiscal year 1994, when such amounts were $0.95 and 34,866 shares, respectively.
(6) Effective June 30, 1993, the Company purchased certain net assets of Tandy Corporation's personal computer business. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until fiscal year 1994. See Note 2 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands, except per share amounts)

       The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

--------------------------------------------------------------------------------------------------------------------
                                                              Percentage of Total Revenue
                                         ---------------------------------------------------------------------------
                                                          Twelve          Six            Six          Fiscal Year
                                         Fiscal Year      Months         Months         Months          Ended
                                            Ended         Ended          Ended          Ended     ----------------
                                         December 28,  December 30,   December 30,   December 31,  July 1,June 2,
                                             1996          1995          1995            1994        1995   1994
                                                       (Unaudited)                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Net sales                                    98.3%        100.0%         100.0%         100.0%     100.0%  100.0%
Revenue from related party                    1.7             -              -              -          -       -
--------------------------------------------------------------------------------------------------------------------
Total revenue                               100.0         100.0          100.0          100.0      100.0   100.0
Cost of sales                                98.8          94.7          101.7           90.9       90.0    85.3
--------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                           1.2           5.3           (1.7)           9.1       10.0    14.7
--------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses 16.0          13.9           16.3           13.5       12.8    11.3
Engineering and development expenses          1.9           1.6            1.9            1.6        1.5     1.7
Restructuring charge (credit)                 0.3           0.6            1.3              -          -    (0.5)
Other charges                                 1.3             -              -              -          -       -
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                     (18.3)        (10.8)         (21.2)          (6.0)      (4.3)    2.2
Financing and other expense, net             (1.6)         (0.8)          (0.9)          (0.5)      (0.7)   (0.3)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           (19.9)        (11.6)         (22.1)          (6.7)      (5.0)    1.9
Income tax provision (benefit)                 -           (0.4)             -           (1.3)      (1.0)    0.6
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                           (19.9%)       (11.2%)        (22.1%)         (5.4%)     (4.0%)   1.3%
====================================================================================================================
The following table represents selected key asset turnover ratios for the periods indicated:

Days total revenue in accounts receivable    68.5          52.9           69.5            62.6       57.6    49.6
Inventory turnover                           15.0           8.8            8.1             7.2        7.1     6.1
====================================================================================================================

FISCAL YEAR 1996 AND THE TWELVE MONTHS ENDED DECEMBER 30, 1995

Total Revenue

   Net sales decreased 12% to $2.068 billion in fiscal year 1996 from $2.348 billion in the comparable prior-year period. This decrease was caused primarily by a 22% decline in international sales due to the extremely competitive worldwide selling and pricing environment, the Company's ongoing restructuring activities, which have resulted in both the closure and downsizing of various international subsidiaries during the year, and development delays of certain products. Also contributing to lower sales were the Company's increased fiscal year 1996 sales of consumer desktop products, which carry lower average selling prices. In response to the extremely competitive worldwide selling and pricing environment, the Company has continued to take aggressive pricing actions within all of its regions.
The Company anticipates that the industry's competitive pricing environment will continue, and as a result, that future pricing actions may be necessary in order to maintain its competitive price and performance product profile. However, there can be no assurance that future pricing actions will be effective in maintaining existing unit sales or in stimulating unit sales growth.

  The Company's worldwide unit shipments decreased 6% during fiscal year 1996 to 1,297,000 units from 1,380,000 units in the comparable prior-year period. Average selling prices for the Company's products declined during year fiscal 1996 due primarily to the introduction of a sub $1,000 multimedia desktop system made exclusively for Wal-Mart. The Company may continue to sell similar $1,000 price-level systems which could continue to impact the Company's overall average selling prices. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein. The decrease in fiscal year 1996 sales resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems and notebooks, which generally sell at higher average selling prices than other products.

   Net sales from desktop system products decreased 15% to $1.462 billion in fiscal year 1996 from $1.730 billion in the comparable prior-year period. The decline can primarily be attributed to lower international sales and the competitive pricing environment. Sales of the Company's desktop systems represented 71% of net sales for fiscal year 1996 as compared to 74% of net sales for the comparable prior-year period.

  Net sales from notebook computer products for fiscal year 1996 decreased 9% to $360.3 million from $397.5 million in the comparable prior-year period. The decrease resulted primarily from a decrease in fiscal year 1996 unit shipments of 8% to 160,000 units from 173,000 units in the comparable prior-year period. Net sales of the Company's notebook computer products represented 17% of net sales for fiscal year 1996 and the comparable prior-year period.

  Net sales from the Company's Americas region, which includes the United States and Canada, decreased 1% to $1.141 billion in fiscal year 1996, compared to $1.152 billion in the comparable prior-year period. Net sales to the independent reseller/dealer sales channel decreased 33% in fiscal year 1996 from the comparable prior-year period, and accounted for 47% of total Americas region sales compared to 68% in the comparable prior-year period. Sales to the consumer retail sales channel for fiscal year 1996 of $608.8 million increased 65% over the comparable prior-year period sales of $369.6 million. The increase in the consumer retail channel is primarily the result of comparative low prior year retail channel activity and high fiscal year 1996 shipments of the Company's 486-based low cost multimedia desktop system.

   International sales, which includes the Company's Europe and Asia Pacific regions, decreased 22% to $927.8 million in fiscal year 1996 from $1.196 billion in the comparable prior-year period. International sales represented 45% and 51% of net sales fiscal year 1996 and the comparable prior-year period, respectively. Net sales from the Company's Europe region decreased 18% in fiscal year 1996 from the comparable prior-year period primarily due to lower demand for the Company's products, a generally slower economic environment, and the impact of the Company's decision to restructure its operations, which involved the closure of certain European sales offices.

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 32% in fiscal year 1996 from the comparable prior-year period. The decrease in net sales was primarily attributable to sales declines in the PRC, where reduced demand for the Company's products was caused by an unexpectedly rapid shift in both availability of and resulting demand for Pentium(R) processor-based systems in the fiscal year. Sales into the PRC accounted for approximately 3% of the Company's net sales in fiscal year 1996, compared to approximately 6% in the comparable prior-year period. Also contributing to the decline in sales into the PRC was a significant increase in competitive pressures within the PRC marketplace, including a significant increase in locally produced, low cost computers. The Company believes that economic factors such as competitive pricing and a lower margin customer mix will continue to impact this region's future sales and operating results.

  Although the PRC has historically provided the Company with significant sales, future sales of the Company's products into the PRC are highly dependent upon continued favorable trade relations between the United States and the PRC, the general economic and political stability of the region and the competitive position of the Company in the local PRC marketplace. Economic and political risks in the countries in this geographical area could have a corresponding impact on future sales and operating results. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

   The results of the Company's international operations are subject to currency
fluctuations.   As the value of the U.S. dollar weakens relative to other
currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Fiscal year 1996 net sales were increased by 0.1%, compared to an increase of 2.2% in the comparable prior-year period due to fluctuations in the average value of the U.S. dollar relative to other currencies.

      Total revenue for fiscal year 1996 includes $25.0 million from an Intellectual Property Assignment Agreement dated June 27, 1996, $5.0 million from a Server Technology Transfer Agreement dated February 22, 1996 and $5.0 million from a Strategic Consulting Agreement dated February 22, 1996, each of
which is with Samsung.   The Intellectual Property Assignment Agreement assigns
certain patent applications of the Company to Samsung.   Samsung  purchased
certain patent applications from the Company for $15 million during the second quarter of fiscal year 1996, and exercised an option to purchase an additional group of patent applications for $10 million during the fourth quarter of fiscal year 1996. The Server Technology Transfer Agreement and the Strategic Consulting Agreement grant Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and to use various marketing and sales planning studies provided by the Company, respectively, in exchange for $5 million for each agreement. The payments from Samsung are not refundable nor are they contingent upon the rendering of future services by the Company. A total of $35.0 million related to these agreements was recorded as revenue from related party in the Consolidated Statements of Operations for fiscal year 1996.

Gross Profit

   The Company's gross margin for fiscal year 1996 was 1.2% of total revenue compared to a gross margin of 5.3% in the comparable prior-year period. The decrease in the Company's gross margin resulted primarily from the continued aggressive pricing environment within the personal computer marketplace. In addition, fiscal year 1996 margins were negatively impacted by high channel inventory levels which, during periods of rapidly declining average selling prices, resulted in additional price protection costs. The Company also encountered selected internal product development issues in fiscal year 1996, which led to temporary delays in the shipment of selected consumer products. Gross margins were also negatively impacted in fiscal year 1996 by the Company's continued aggressive inventory management efforts, which resulted in both lower average selling prices and lower margins on certain products. Increased warranty and excess and obsolete service inventory provisions also negatively impacted margins. The increase in the warranty provision was due to an increase in costs associated with increased warranty claims while the increased levels of service inventory reserves were due to higher average service inventory levels.

   In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's fiscal year 1996 plans included the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party OEMs. As a result of the closure of the Company's notebook manufacturing operations, the remaining notebook production inventory was rendered obsolete. In addition, the Company closed a service facility in the United Kingdom, resulting in excess and obsolete service inventory. The Company wrote down this excess and obsolete inventory to its net realizable value. These write-downs were charged to cost of sales, negatively impacting gross margins by $2.8 million, which reduced gross margins by 0.1 percentage points for fiscal year 1996. The Company believes this charge is directly related to the restructuring and considers the charge to be non-recurring.

   The Company believes that the personal computer industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. During fiscal year 1996, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1997.

   The effect of foreign currency fluctuations on sales has a corresponding impact on gross profit/(loss), as the Company's production costs are incurred primarily in U.S. dollars. This period-to-period currency fluctuation increased by gross margins by 0.1 percentage points during fiscal year 1996.

  The Company's gross profit for fiscal year 1996 was improved by $35.0 million, or 1.7 percentage points as a result of related party revenue transactions with Samsung, as previously discussed. The revenue from these transactions, totaling $35.0 million, was recorded as revenue from related party in the accompanying Consolidated Statements of Operations for fiscal year 1996.

Operating Expenses

   Total selling, general and administrative expenses for fiscal year 1996 of $336.4 million increased $9.0 million from the comparable prior-year period and represented 16% of total revenue in fiscal year 1996, versus 13.9% of total revenue in the comparable prior-year period. The increase in selling, general and administrative expenses during fiscal year 1996 can be attributed to higher advertising and technical support costs, partially offset by lower payroll and related expenses due to lower staffing levels. Beginning in fiscal year 1996, the Company embarked on more aggressive initiatives to increase demand for the Company's products. The Company will continue to market aggressively in fiscal year 1997 to promote its products and services. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

      Engineering and development costs increased $3.3 million in fiscal year 1996 to $40.7 million, compared to $37.4 million in the comparable prior-year period. This increase resulted primarily from higher engineering materials expense related to new product introductions. Throughout fiscal year 1996, the Company introduced new products to each of its product lines, including Advantage!, Bravo, Premmia, Ascentia, and Manhattan. During fiscal year 1997, the Company plans to continue to increase its product development capabilities and resources. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

      The personal computer industry is characterized by increasingly rapid product life cycles. Accordingly, the Company is committed to continued investment in research and development and believes that the timely introduction of enhanced products with favorable price/performance features is critical to the Company's future growth and competitive position in the marketplace. However, there can be no assurance that the Company's products will be commercially successful or sufficiently technically advanced, or that it will be able to deliver adequate quantities of new products in a timely manner.

   In accordance with the Company's 1996 restructuring plan described above, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consisted primarily of employee severance, asset write-downs and provisions for lease obligations. Approximately $5.8 million was expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance was expected to involve approximately 240 employees, across all functions and levels. In fiscal year 1996, the Company incurred aggregate cash expenditures of $4.1 million and non-cash charges of $0.3 million, consisting primarily of employee severance, asset write-downs, and payments for lease obligations. At December 28, 1996, approximately $2.1 million of the restructuring accrual remained on the Company's consolidated balance sheet, consisting primarily of provisions for lease obligations. As of December 28, 1996, 250 employees have been terminated under this plan, and the total $3.1 accrued for severance payments had been paid. At December 28, 1996, the majority of the restructuring had been completed, although certain lease obligations will continue through fiscal year 2001. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

   In addition to the Company's $6.5 million restructuring charge taken in the second quarter of fiscal year 1996, the Company incurred other charges of $4.7 million, including $1.1 million in asset write-downs directly associated with its restructuring activities in Europe, and other charges of $3.6 million related to benefits provided pursuant to the Founder's Agreement with Safi U. Qureshey, the Company's Chairman Emeritus (discussed below). The Europe asset write-down charge of approximately $1.1 million was provided as a result of management's decision to dispose of the existing sales facility in France and represents the adjustment required to write-down the carrying value of the facility to its estimated fair value less cost to sell. The Company believes this charge is directly related to the restructuring and considers it to be non-recurring.

   Effective July 27, 1993, the Company entered into a separate employment contract ("Founder's Agreement") with its founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the Company elected Kwang-Ho Kim as Chairman and named Mr. Qureshey Chairman Emeritus, which would have resulted in Mr. Qureshey's being entitled to such compensation and benefits had he not agreed to defer effectiveness of the Founder's Agreement to some future date of his choice. As a result, the Company provided $3.6 million during fiscal year 1996, representing the present value of the benefits payable to Mr. Qureshey.

      Since adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", ("SFAS 121"), the Company has evaluated its long-lived assets for impairment on a quarterly basis. As a result of an unexpected deterioration in the Company's operating results for the third quarter of fiscal year 1996 and the resulting impact on the Company's future expectations, the Company concluded that its long-lived assets had become impaired. The decline in the Company's revenue and gross margin during the third quarter resulted primarily from the Company's inability to generate sufficient demand for its products and the continued aggressive pricing environment within the computer marketplace. As a result, the Company updated its cash flow projections for purposes of evaluating its long-lived assets for impairment to reflect a reduced level of sales growth and to adjust the period of time and rate by which gross margins are expected to improve.

      In accordance with SFAS 121, the impairment loss equals the difference between the carrying value of long-lived assets, including goodwill, and the fair value of the long-lived assets. Within the third fiscal quarter, the Company completed an estimate of the fair value of its long-lived assets, and, based on this estimate, the Company recorded an impairment charge of approximately $21.6 million. The impairment charge consisted of the remaining net book value of goodwill acquired in connection with the Company's 1993 acquisition of Tandy Corporation's ("Tandy") personal computer manufacturing operations. The Company's estimate of the fair value of tangible assists was based upon independent appraisals. The Company's SFAS No. 121 analysis for the fourth quarter of fiscal year 1996, and appraisals, indicated that the fair value of its long-lived assets presently approximates their net book value.

Other Income and Expense

   In fiscal year 1996, the Company had net interest expense of $30.6 million compared to $15.2 million in the comparable prior year period. Interest expense increased by $14.2 million, primarily as a result of $17.2 million of amortization expense for fiscal year 1996, associated with the cost of obtaining a $200 million Samsung credit line guarantee in December 1995, and a second $200 million Samsung credit line guarantee in December 1996.

       Of the $33.4 million in interest expense for fiscal year 1996, approximately $23.8 million did not require cash payments. Approximately $17.2 million represented amortization of Samsung credit guarantees and approximately $6.6 million represented amortization of the discount and issue costs on the Company's $315 million par value of Liquid Yield OptionTM Notes ("LYONs") that were issued in 1993 and are due December 14, 2013.

      In fiscal year 1996, the Company recognized net other expense of $2.0 million compared to net other expense of $4.6 million in the comparable prior year period. Other expenses relate primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

      In fiscal year 1996 and for the comparable prior year period, the Company recorded an effective income tax provision (benefit) of 0% and (3%), respectively. The decrease in the comparable prior year period effective tax rate was attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the locations in which those earnings or losses were generated, as well as the Company's inability to benefit from certain deferred tax assets that include loss carryforwards. The Company recorded net deferred tax assets of $60.5 and $63.5 million at December 28, 1996 and December 30, 1995, respectively.

      Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $143 million of future taxable income. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results." To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected. In addition, on January 30, 1997 Samsung proposed to commence negotiations to acquire of all of the outstanding shares not currently owned by Samsung or its affiliates. Should the transaction be completed as proposed, the Company's ability to realize a benefit from its net deferred tax asset, and a substantial portion of the Company's deferred tax asset from net operating loss carryovers that have been offset by a valuation allowance, would be impaired.

Asset Turnover Ratios

   Days  total revenue in accounts receivable for fiscal year 1996 increased  to
68.5 from 52.9 days in the comparable prior-year period. The increase is primarily due to increased competitive pressures which have required the Company to offer extended payment terms, primarily in the Company's Europe and Asia Pacific regions.

     Inventory turnover for fiscal year 1996 increased to 15.0 from 8.8 turns
in  the comparable  prior-year  period.   The increase  is  primarily  due
to improved inventory and supply management practices implemented over the past year.

SIX MONTHS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

Total Revenue

      Net sales for the six months ended December 30, 1995 ("transition period 1995") decreased 11% to $1.016 billion from $1.136 billion for the six months ended December 31, 1994 ("comparable prior-year period"). The decrease in transition period 1995 net sales was primarily due to lower 486-based desktop and notebook system sales, partially offset by higher Pentium(R) processor-based desktop systems sales. In transition period 1995, the Company's worldwide unit shipments decreased 17% to 584,000 from 707,000 in the comparable prior-year period. The decrease in net sales resulting from decreased unit shipments was partially offset by increased shipments of Pentium(R) processor-based desktop systems, which generally sell at higher average selling prices than other products.

      Net sales from desktop system products decreased 2% to $753 million in transition period 1995 from $765 million in the comparable prior year period. The decrease can primarily be attributed to lower 486-based desktop system sales including the Advantage! and Bravo 486DX and 486SX systems. Also contributing to the decline was lower sales per unit on older products as the Company sought to aggressively sell these products. These declines were partially offset by higher sales per unit on Pentium(R) processor-based Advantage! and Bravo desktop systems. Decreased sales of the Company's 486-based desktop systems in transition period 1995 are consistent with the shift in demand toward the Pentium(R) processor-based desktop systems, which accounted for 78% of total desktop systems sales dollars and 68% of total desktop system units in transition period 1995 versus 18% and 9%, respectively, in the comparable prior-year period.

      Net sales from the Company's notebook computer products decreased 28% to $168 million in transition period 1995 from $235 million in the comparable prior-year period. The decrease in net sales of notebook computers reflects a 39% decrease in unit shipments to 70,000 in transition period 1995 from 115,000 in the comparable prior-year period. The decline in notebook systems sales occurred in the Advantage! and Bravo notebook product lines. Declines in sales in the Company's 486-based Ascentia notebook computer line were generally offset by increased sales of Pentium(R) processor-based Ascentia notebook computers, which have higher average selling prices per unit. The 39% decrease in unit shipments was partially offset by higher revenue per unit on the Pentium(R) processor-based Ascentia notebook computer line, leading to the overall decline in net sales from notebook products of 28%. Net sales from the Company's notebook computer products represented 17% and 21% of net sales for transition period 1995 and the comparable prior-year period, respectively.

     Net sales from the Company's Americas region, decreased 34% to $453 million in transition period 1995, compared to $688 million in the comparable prior-year period. Sales to the independent reseller/dealer channel for transition period 1995 decreased 24% compared to the comparable prior year period, and accounted for 73% of total Americas region sales. Sales to the consumer retail channel decreased 51% compared with the comparable prior-year period due to lower Tandy branded system sales and the Company's decision to temporarily reassess its position within the consumer retail channel.

     International sales increased 26% to $563 million in transition period 1995 from $448 million in the comparable prior-year period. International revenues represented 55% and 39% of net sales in transition period 1995 and the comparable prior year period, respectively. Net sales from the Company's Europe region increased 26% over the comparable prior-year period. The United Kingdom and Sweden were major contributors of total Europe region revenues with significant transition period 1995 revenue growth also occurring in France, Norway and Denmark.

      Net sales from the Company's Asia Pacific region contributed to a 25% increase in transition period 1995 sales over the comparable prior-year period. The increase in transition period 1995 sales was attributable to revenue growth in the PRC", Australia and Singapore. Sales into the PRC accounted for approximately 7% of the Company's total transition period 1995 revenues, compared with approximately 5% in the comparable prior-year period.

       The Company experienced product development and production delays throughout transition period 1995, which contributed in part to lower desktop and notebook systems sales. In addition, continued industry-wide competitive pricing pressures prompted aggressive pricing adjustments that further reduced desktop and notebook system sales.

      The results of the Company's international operations are subject to currency fluctuations. The Company's total revenue was increased by 2.3% in transition period 1995 compared to an increase of 2.0% in the comparable prior-year period, due to fluctuations in the average value of the U.S. dollar relative to other currencies.

Gross Profit (Loss)

      The Company's transition period 1995 gross loss was 1.7% compared to a gross profit of 9.1% in the comparable prior-year period. The decrease in the Company's gross margin resulted primarily from product development and production delays, which in turn led to delays in shipment and lower average selling prices of the Company's fall product lines in transition period 1995. In addition, gross margins were negatively impacted due to the Company's aggressive inventory reduction efforts, which resulted in both lower average selling prices and lower margins. The Company's margins were also negatively impacted by increased warranty and service inventory provisions. Increased levels of service inventory reserves were required due to the continued accelerated rate of product transitions and the resulting reduction in service inventory valuations. The increase in the warranty provision was due to an increase in both the cost and volume of warranty claims compared with the prior year.

      During transition period 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products.

      The effect of foreign currency fluctuations on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing transition period 1995 to the comparable prior-year period, the U.S. dollar declined against nearly all European currencies. This period-to-period currency fluctuation resulted in an approximate two percentage point increase in gross margins in transition period 1995 compared to the comparable prior year period.

Operating Expenses

      Total transition period 1995 selling, general, and administrative expenses increased by $12.4 million to $165.7 million from the comparable prior-year period, and represented 11.6% of net sales in transition period 1995, compared to 9.7% in the comparable prior-year period. Continued expansion into new and existing international markets, new product introductions and a greater emphasis on advertising, sales and marketing programs contributed to increased media advertising, marketing promotion, sales literature, cooperative advertising expenses and technical support costs. In addition, in transition period 1995, the Company incurred one-time severance payments of approximately $4.1 million to executive officers pursuant to severance compensation agreements. Also contributing to the higher transition period 1995 costs were consulting fees incurred in connection with the preparation of the Company's turnaround plan and professional fees associated with the change in the Company's fiscal year-end.

   Transition period 1995 engineering and development costs increased $1.0 million to $9.6 million and increased as a percentage of net sales due to higher engineering materials expense related to new product introductions. Products introduced in transition period 1995 included additions to the Advantage!, Bravo, Premmia, Ascentia, and Manhattan product lines.

   In the second quarter of transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design and realign its Asia Pacific manufacturing operations. As a result, the Company recorded a restructuring charge of $13.0 million during the second quarter of transition period 1995. Costs included in the restructuring charge consisted primarily of employee severance, asset write-downs, vendor cancellation charges and lease write-offs for closed offices. The employee severance included approximately 1,500 employees primarily in semi-skilled and skilled manufacturing positions. Approximately $7.6 million of the charge was expected to involve cash disbursements with the remaining costs primarily relating to reductions in net asset values. During transition period 1995, the Company incurred cash expenditures of approximately $0.8 million related to severance payments to terminated employees. At December 30, 1995, approximately $12.2 million of the original restructuring accrual remained on the Company's consolidated balance sheet.

  The Company believes that the restructuring activities were necessary in order to implement its strategy of increased utilization of third-party board manufacturing and to realign its Asia Pacific manufacturing operations.

Other Income and Expense

      In transition period 1995, the Company had net interest expense of $6.0 million compared to $5.9 million in the comparable prior-year period. Interest expense increased by $1.7 million as a result of higher short-term borrowings from the Company's bank revolving credit facilities as well as from short-term loans during transition period 1995, which were utilized to fund the Company's transition period 1995 operations. Also contributing to higher interest expense were higher average interest rates on those short-term borrowings as well as amortization of the Samsung credit line guaranty of $0.5 million, which was recorded during transition period 1995. The increase in interest expense was partially offset by an increase in interest income of $1.6 million due to higher average cash balances during transition period 1995 due to the Samsung investment.

   In transition period 1995, the Company recognized net other expense of $3.8 million compared to net other expense of $1.8 million in the comparable prior-year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The increase in transition period 1995 was primarily due to losses incurred as a result of the unfavorable movement of the U.S. dollar relative to other currencies in transition period 1995 over the comparable prior-year period. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

   The Company recorded an effective income tax provision (benefit) rate of 0% and (19.5%) in transition period 1995 and for the comparable prior-year period, respectively. The decrease in the transition period 1995 effective tax benefit rate was primarily due to the Company's provision of a 100% valuation allowance against additional deferred tax assets (including loss carryforwards) that arose during the transition period.

Asset Turnover Ratios

  Days total revenue in accounts receivable for transition period 1995 increased to 69.5 from 62.6 days in the comparable prior-year period. The increase is primarily due to increased competitive pressures which have required the Company of offer extended payment terms, primarily in the Company's Europe and Asia Pacific regions.

   Inventory turnover for transition period 1995 increased to 8.1 from 7.2 turns in the comparable prior-year period. In transition period 1995, the Company implemented inventory and supply management practices to improve its inventory management, which resulted in an increase in inventory turns.

FISCAL YEARS ENDED JULY 1, 1995 AND JULY 2, 1994

Total Revenue

      Net sales increased to $2.468 billion in fiscal year 1995 from $2.367 billion in fiscal year 1994. The slight improvement in fiscal year 1995 revenues was due to higher Pentium(R) processor-based desktop systems sales partially offset by lower 386 and 486 desktop systems sales and decreased shipments of the Company's notebook system products. The Company's net sales were also increased by 2.3% in fiscal year 1995 compared with a decreases of
2.7% fiscal year 1994 due to fluctuations in the average value of the U.S. dollar relative to its average value in the comparable prior year. In fiscal year 1995, the Company's worldwide unit shipments increased 5% to 1,503,000, compared with a 78% increase in unit volume for fiscal year 1994.

       The Company experienced product development and production delays throughout fiscal year 1995, which in part have contributed to lower desktop and notebook systems sales. In addition, continued industry-wide competitive pricing pressures prompted aggressive pricing adjustments that further reduced desktop and notebook system revenues, particularly in the domestic marketplace.

      Net sales from desktop system products increased 15% to $1.741 billion in fiscal year 1995 from $1.509 billion in fiscal year 1994. Major contributors to the improved year-over-year sales performance included the Company's Pentium(R) processor-based desktop systems and selected 486-based desktop systems including the Advantage! and Bravo 486DX. Despite the overall increase, a decline in the fiscal year 1995 sales growth rate compared to the prior year was primarily due to declines in Premmia 486-based and Tandy branded desktop systems sales. Decreased sales of the Company's 486-based desktop systems in fiscal year 1995 are consistent with the shift in demand toward the Pentium(R) processor-based desktop systems, which accounted for 35% of total desktop systems sales in fiscal year 1995 versus 3% in fiscal year 1994.

      Net sales from the Company's notebook computer products decreased 11% to $464 million in fiscal year 1995 from $519 million in fiscal year 1994. The decline in net sales from notebook products was primarily attributable to the expiration of two large OEM notebook agreements and the Company's decision to de-emphasize the OEM channel. The decrease in net sales of notebook computers reflected a 19% decrease in unit shipments to 218,000 in fiscal year 1995 from 268,000 in fiscal year 1994. The fiscal year 1995 decline in notebook systems sales occurred in the Advantage!, Bravo and PowerExecTM notebook product lines, and was partially offset by a significant increase in the Ascentia notebook computer line. Net sales from the Company's notebook computer products represented 19%, and 22% of net sales for fiscal years 1995 and 1994, respectively.

      Net sales from the Americas region decreased 10% to $1.387 billion in fiscal year 1995 as compared to fiscal year 1994. As previously noted, the fiscal year 1995 revenue decline was due primarily to the completion of two large OEM contracts in the fourth quarter of fiscal year 1994. Total OEM channel net sales decreased to one percent of total fiscal year 1995 Americas net sales compared to 11% in fiscal year 1994. Sales to the independent reseller/dealer channel for fiscal year 1995 decreased 2% compared to fiscal year 1994 and accounted for 63% of total Americas net sales. Within the overall decrease in Americas net sales, sales to the consumer retail channel grew slightly, increasing 2% over the prior year. The fiscal year 1995 growth rate was attributable to lower sales related to Tandy branded systems in the United States.

      International sales increased 32% to $1.081 billion in fiscal year 1995 from $821 million in fiscal year 1994. International sales represented 44% and 35% of net sales in fiscal years 1995 and 1994, respectively. Net sales for the Europe region increased 40% over the prior year. The United Kingdom and Sweden continued to be major contributors of total Europe region net sales, with significant fiscal year 1995 revenue growth also occurring in Italy, Norway and Switzerland. Commencing during the second quarter of fiscal year 1995, the Company's Ireland manufacturing facility supplied nearly all of the desktop product requirements for the Europe region. The Company believes that its localized manufacturing, centralized distribution and service operation in Limerick, Ireland contributed to its Europe region growth.

      Net sales from the Company's Asia Pacific region contributed to a 17% increase in fiscal year 1995. The increase in the fiscal year 1995 growth rate was attributable to higher sales growth in Australia, Singapore, Taiwan and the Middle East, partially offset by a reduction in sales into the PRC due to significantly increased competition and lower fiscal year 1995 sales to one of the Company's major customers in the PRC. Sales into the PRC accounted for approximately 5% of the Company's total fiscal year 1995 revenues, compared with approximately 6% in fiscal year 1994.

Gross Profit

      The Company's fiscal year 1995 gross profit margins of 10.0% declined from 14.7% in fiscal year 1994. The decline in gross profit margins resulted primarily from product development and production delays, manufacturing related costs associated with product transitions and continued intense industry-wide competitive pricing pressures, particularly in the consumer retail sector of the market. Further contributing to reduced gross profit margins in fiscal year 1995 was the increased percentage of revenues generated by the consumer retail channel (including sales to Tandy's retail operations) which typically yields lower gross margins. The consumer retail channel increased to 37% of total fiscal year 1995 Americas revenues versus 32% in fiscal year 1994.

      During fiscal year 1995, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products.

      The effect of foreign currency fluctuations on revenue has a corresponding impact on gross profit, as the Company's production costs are incurred primarily in U.S. dollars. When comparing fiscal year 1995 to fiscal year 1994, the U.S. dollar declined against nearly all European currencies. This year-to-year currency fluctuation resulted in an approximate two percentage point gross margin increase in fiscal year 1995 results compared to fiscal year 1994.

Operating Expenses

     In fiscal year 1995, selling, general and administrative expenses increased $47.6 million from fiscal year 1994. Expanded worldwide sales and marketing efforts in both new and existing subsidiary locations resulted in higher payroll and payroll-related expenses. Entry into new international markets, new product introductions and a greater emphasis on advertising, sales and marketing programs contributed to increased media advertising, marketing promotion, sales literature and cooperative advertising expenses. In addition, during fiscal year 1995, the Company continued to expand its Asia Pacific and Europe region operations. Costs associated with this international expansion resulted in increased  expenses  for  staffing, telephone service,  insurance,  and  outside professional services. The Company also incurred higher legal fees due to increased litigation activity.

      Engineering and development costs decreased from $38.9 million in fiscal year 1994 to $36.4 million in fiscal year 1995 due to lower payroll and engineering materials expense as compared to 1994. Products introduced in fiscal year 1995 included additions to the Advantage!, Bravo, Premmia, Ascentia, and Manhattan product lines.

      During fiscal year 1994, the Company incurred asset write-down charges of $50 million and cash expenditures of $47 million related directly to its fiscal year 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal year 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. During fiscal year 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal year 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained, consisting primarily of amounts provided for the net present value of minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements.

      The Company believes that its restructuring activities were necessary in order to reorganize its worldwide manufacturing, engineering, sales and service operations as well as to reposition its product lines after the June 1993 acquisition of Tandy's personal computer operations.

Other Income and Expense

      In fiscal year 1995, the Company had net interest expense of $15.1 million compared to $7.8 million in fiscal year 1994. Interest expense increased as a result of the increased utilization of the Company's bank revolving credit facilities during fiscal year 1995, which were utilized to fund the Company's fiscal year 1995 operations. Interest expense for fiscal year 1995 also increased due to a full year's inclusion of interest on the LYONs, which were originally issued in December 1993, generating slightly less than seven months of interest expense for fiscal year 1994. Additionally, interest expense for fiscal year 1995 increased due to the increase in the interest rate on the note payable to Tandy Corporation from 3.75% to 4.94%, effective July 1994.

      In fiscal year 1995, the Company recognized net other expense of $2.6 million compared to net other income of $.1 million in fiscal year 1994. The fiscal year 1994 other income was attributable to the one-time $4.3 million pretax gain from the sale of the Company's Hong Kong manufacturing facility in June 1994. Other expenses related primarily to foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. See further discussion included under "Liquidity and Capital Resources."

Income Tax Provision (Benefit)

     In fiscal years 1995 and 1994, the Company recorded an effective income tax provision (benefit) of (19.5%) and 32.4%, respectively. The decrease in the fiscal year 1995 effective tax rate was attributable to changes in the proportion of income earned or losses sustained within various taxing jurisdictions and the tax rates in the locations in which those earnings or losses were generated, as well as the Company's inability to benefit from certain deferred tax assets that include loss carryforwards. The higher fiscal 1994 effective tax rate was attributable to the one percent increase in the federal income tax rate and changes in the proportion of income earned within various taxing jurisdictions.

Asset Turnover Ratios

   Days  total revenue in accounts receivable for fiscal year 1995 increased  to
57.6 from 49.6 days in fiscal year 1994. The increase is primarily due to increased competitive pressures which have required the Company of offer extended payment terms.

   Inventory turnover for fiscal year 1995 increased to 7.1 from 6.1 turns in fiscal year 1994, primarily due to improved inventory management in fiscal year 1995 relative to fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

Financing Requirements

      The Company's ability to fund its activities from operations is dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and the Company's ability to collect under such terms, the manner in which it finances any capital expansion and the Company's ability to access external sources of financing. The Company's recent operations have resulted in net losses of $417.7 million, $225.0 million, and $99.3 million for fiscal year 1996, the transition period 1995, and fiscal year 1995, respectively, as well as a working capital deficiency of $41.0 million and total shareholders' equity of $12.1 million as of December 28, 1996. As a result, it has been necessary for the Company to look to Samsung, its largest shareholder, for financial support while management implements changes to the Company's business in order to return the Company to profitability. In addition to purchases of common stock from the Company aggregating $309.5 million, Samsung has provided credit guarantees aggregating $400 million that are available to support bank borrowings by the Company through December 31, 1998 (for which Samsung received additional Company equity securities then valued at $58.8 million) and a $100 million vendor credit line available through November 1997 to facilitate component purchases from Samsung.

      As of December 28, 1996, the Company had borrowed $175 million under bank lines supported by Samsung guarantees and had $58.4 million due to Samsung under the vendor credit line. The Company has additional borrowing availability under the loan guarantees of $225 million, of which $125 million is available under presently committed bank loan agreements. Management believes these financial resources will be sufficient to support the Company's liquidity requirements in fiscal 1997; however, in the event they are not, the Company would be required to seek additional financing from Samsung or others, for which it has no current commitments. The Company has not determined what steps it will take when the existing additional support agreements terminate in December 1998. The Company believes that it will have adequate time prior to the expiration of the support agreements to arrange for new sources of external financing. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional
Factors That May Affect Future Results" herein. However, if the Company is unable to arrange for external financing in December 1998, there would be a material adverse effect on the Company's business, financial position and results of operations.

      On December 14, 1993, the Company issued $315 million par value of Liquid Yield OptionTM Notes ("LYONs"), due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and
December  14,  2008  (the "Purchase Dates"), and such payments  may  reduce  the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof.

      In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. Samsung currently has 49.4% beneficial ownership of the Company. If the Samsung Proposal is completed, and there is no assurance that it will ultimately occur, it would constitute a change in control under the Company's and the holders of the LYONs have the right to require the Company to redeem the LYONs at their issue price plus accrued original discount through the date set for such redemption. A LYONs redemption event occurring in fiscal 1997 would result in approximately $130 to $140 million of additional cash requirements for which the Company would be required to seek external financing.

      No assurance can be given that, if required, additional financing in amounts in excess of the borrowing availability supported by current Samsung guarantees will be available on acceptable terms or at all.

      Management has developed plans to improve the Company's competitive position by increasing operating efficiencies, by more focused and aggressive marketing of the Company's products and through a sharing of expertise with Samsung, and it anticipates that these efforts will result in an improvement of the Company's gross margins and operating results. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to improve its gross margins and operating results, management will be required to significantly adjust the Company's operations. The Company's ability to continue its on-going operations on a long term basis is dependent upon its ability maintain adequate financing levels, improve gross margins, and ultimately sustain a profitable level of operations. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

Transactions with Samsung

      On December 21, 1995, the Company signed the original Additional Support Agreement with Samsung that provides additional financial support to the Company, including a guaranty by Samsung of a line of credit of up to $200 million through December 1997 (subsequently extended through December 1998) and a vendor line of credit with Samsung of $100 million through November 1997 for component purchases. In exchange for the additional financial support, the
Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors.

      At December 28, 1996 the Company has a $200 million revolving credit facility, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1997. The credit guarantee expires December 31, 1998. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus 0.25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to 0.125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. At December 28, 1996, there was $175 million outstanding as borrowings under this credit facility at an interest rate of 6.06% per annum.

      On December 13, 1996, the Company signed a Second Additional Support Agreement with Samsung that provided the Company with additional credit guarantees of $200 million through December 31, 1998. As consideration for this new credit guarantee, the Company issued 500,000 shares of non-voting preferred stock to Samsung. This second guarantee is in addition to the existing $200 million credit guarantee, provided pursuant to an Additional Support Agreement between the Company and Samsung, dated December 21, 1995. The Second Additional Support Agreement also includes a one-year extension of the original guarantee provided under the Additional Support Agreement, which results in guarantees totaling $400 million expiring on December 31, 1998.

      On December 18, 1996, the Company completed the establishment of bank credit lines totaling $100 million with three banks, which represents the initial $100 million that is guaranteed by the Second Additional Support Agreement. The credit agreements allow the Company to borrow at rates approximating prevailing market rates. At December 28, 1996, there were no outstanding borrowings under these credit lines.

Analysis of Cash Flows

      Working capital of $(41.0) million at December 28, 1996 included cash and cash equivalents of $61.1 million compared to working capital of $223.5 million and cash and cash equivalents of $125.4 million at December 30, 1995. Net cash used in operating activities for fiscal year 1996 of $139.0 million was primarily used to fund the Company's current period operating loss. In addition to the decrease in cash and cash equivalents, the decrease in working capital can primarily be attributed to lower inventory, higher accounts payable and higher short-term borrowings. The reduction in inventory was primarily due to improved inventory and supply management practices. The Company had $175.0 million in short-term borrowings at December 28, 1996 compared to $75.0 million at December 30, 1995.

      Net cash used in investing activities of $18.6 million during fiscal 1996 was primarily due to capital expenditures. Capital expenditures totaled $22.4 million in fiscal year 1996 and consisted primarily of additions to plant and production equipment and software and implementation costs associated with the Company's new world-wide transaction-based information system. The Company expects its fiscal year 1997 capital expenditures to be somewhat greater than those incurred in fiscal year 1996 as it continues with the implementation of the new world-wide transaction-based information system. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from anticipated results. See "Additional Factors That May Affect Future Results" herein.

      Net  cash  provided  by  financing activities of  $97.9  million  was  due primarily to the net proceeds from short-term borrowings of $100.0 million and to proceeds from the issuance of common stock to Samsung for cash of $60 million, partially offset by repayment of long-term debt. On July 11, 1996, the Company paid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock, then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to pay Tandy. The issuance of common stock to Samsung was made pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung. The Company's working capital and its total shareholders' equity increased by $90 million after completion of the payment of the Tandy note, and issuance of its common stock to Tandy and Samsung.

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

   The Company held forward exchange contracts maturing at various dates through June 1997 with a face value of approximately $162.6 million at December 28, 1996, $162.0 million at December 30, 1995, and $162.0 million at July 1, 1995, which approximate the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. For the fiscal year ended December 28, 1996, for the transition period ended December 30, 1995, and for the fiscal years ended July 1, 1995, and July 2, 1994, a net foreign currency transaction loss of $0.4 million, loss of $2.9 million, gain of $1.7 million, and loss of $2.1 million respectively, is included in the caption "Other income (expense), net" in Note 3. Foreign currency borrowings at December 28, 1996, December 30, 1995, and July 1, 1995 totaled $1.5 million, $4.0 million, and $4.2 million, respectively.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion, and the Company's ability to access external sources of financing. The majority of these sources of external financing are supported by guarantees provided to the Company by Samsung. The Company has not determined what steps it will take when the existing additional support agreements terminate in December 1998. If the Company is unable to arrange for external financing in December 1998, when the Samsung additional support agreements terminate, there would be a material adverse effect on the Company's business, financial position and results of operations.

     During the first quarter of fiscal year 1997, the Company encountered lower than anticipated demand for its products. The Company believes that a variety of factors are contributing to this lower demand including an acceleration in the competitive pricing environment, a product transition period for both the Company's commercial desktop and notebook product lines, and customer uncertainty surrounding the Samsung Proposal. As a result of these factors, the Company's first quarter net sales and operating losses will be negatively impacted.

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

      The Company has, over the past several years, had difficulty in bringing products to market. Product development delays have occurred for a variety of reasons, primarily resulting from difficulties in the Company's product development processes. While the Company has focused on these issues and believes that improved processes and procedures have been designed and implemented, there can be no assurance that these new processes and procedures will be successful. If these improved processes and procedures are not successful, there could continue to be material adverse effects on the Company's net sales, cash flow, and profitability.

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

      The Company believes that its production capacity and the production capacity of its OEM suppliers for the products it manufactures and purchases, respectively, should be sufficient to support anticipated unit volumes for the foreseeable future. However, if the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

     Increases in demand for personal computers have created industry-wide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel display screens, dynamic random access memory chips ("DRAMs"), static random access memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, lithium ion batteries, static random access memory chips and application specific integrated circuits, that are occasionally purchased from single sources due to availability, price, quality or other considerations. These single source suppliers include purchases of selected lithium ion batteries from Sony Corporation as well as selected core logic from Intel Corporation. In addition, the Company also purchases a majority of its microprocessor requirements from Intel Corporation and a majority of random access memory chips from Samsung. The Company purchases both components and selected finished goods pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

     The Company and Samsung have entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. In addition, because Samsung has other business involvement typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company or to the Samsung Proposal.

     Samsung is a critical supplier of components to the Company and is based in
South  Korea.   Political turmoil between North and South Korea could  adversely affect the Company's operations.

    In fiscal year 1996 and in transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design, to realign its Asia Pacific manufacturing operations, to close or consolidate certain regional offices, and to transfer manufacturing of notebooks to OEMs. The Company's increased reliance on third-party board manufacturers involves risks, including the possibility of defective boards, a shortage of boards, an increase in board costs and disruptions in delivery of boards. Should delays, defects or shortages occur or board costs significantly increase, the Company's net sales and profitability could be adversely affected. In addition, the Company's notebook products are manufactured by outside vendors including Quanta Computer, Inc. and Compal Electronics, Inc. in Taiwan. These OEMs are subject to the risks inherent in notebook computing technology, development and manufacturing. As a result, the Company's ability to bring its notebook products to market is highly dependent upon these third-party vendors to effectively design, develop and manufacture these products. Should these companies not be able to design, develop or manufacture the Company's products in a timely manner, the Company's net sales, cash flows, and profitability could be adversely affected.

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

     The Company's international operations may be affected by changes in United States trade relationships, increased competition and the political and economic stability of the locations in which sales occur. The Company operates in foreign locations, such as the PRC, where future sales may be dependent upon continuing favorable trade relations. Additionally, foreign locations such as the PRC and Taiwan may experience changes in their general economic stability due to such factors as increased inflation and political turmoil. Also, political tensions between the PRC and Taiwan could adversely affect the
Company's operations, particularly its notebook production. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company operates could have an adverse effect on the Company's net sales and profitability. In addition, the Company maintains offices in Hong Kong, which will become part of the PRC.

      Consistent with industry practice, in certain circumstances, the Company provides customers with stock rebalancing and price protection rights that permit these distributors, retailers and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock rebalancing programs allow customers to return product and receive credit for the invoiced price less any post-sale pricing reductions. Partially offsetting the credit issued is the value of the product which is returned. The Company, as part of its revenue recognition policy, estimates the expected returns and reduces both sales and cost of sales accordingly. Stock rebalancing and price protection credits represented 6.0% of net sales during fiscal year 1996, 4.2% during transition period 1995, 4.0% for fiscal year 1995, and 2.1% for fiscal year 1994. If sales and pricing trends experienced in the current year continue or accelerate, there can be no assurance that the Company will not experience rates of return or price protection adjustments that adversely impact the Company's net sales and profitability in the future.

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

      Sections 382 and 383 of the Internal Revenue Code of 1986 ("the Code") place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation ("Tandy") and Samsung Electronics Co. Ltd, ("Samsung") on July 11, 1996, the Company has experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited. Should the Samsung Proposal be completed as proposed, the Company's ability to realize a benefit from its net deferred tax asset, and a substantial portion of the Company's deferred tax assets from net operating loss carryovers that have been offset by a valuation allowance, would be impaired.

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

   This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products; (ii) implementing current restructuring plans; (iii) defending positions with the IRS and in the legal proceedings described above, results of such undertakings being difficult to assess and potential material adverse effects due to ultimate loss on substantive issues or the substantial expense and loss of time connected with defense of claims; (iv) accurately forecasting capital expenditures; (v) improving efficiencies in world wide distribution activities; (vi) predicting the significance of the indirect sales channel; (vii) obtaining new sources of external financing prior to the expiration of existing or contemplated support arrangements entered into with Samsung; and (viii) the nature and extent of Samsung's continued financial and other support for the Company, and the outcome of the Samsung Proposal. Assumptions relating to budgeting, marketing, advertising, product development, litigation, taxation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements:

      Report of Independent Auditors.
       Consolidated Balance Sheets at December 28, 1996, December 30, 1995,  and
          July 1, 1995.
       Consolidated  Statements of Operations for the six months ended  December
          30, 1995 and for the years ended December 28, 1996, July 1, 1995, and July 2, 1994.
       Consolidated Statements of Shareholders' Equity for the six months  ended
          December  30, 1995 and for  the  years  ended  December  28,  1996,
          July   1, 1995, and July 2, 1994.
       Consolidated  Statements of Cash Flows for the six months ended  December
          30, 1995 and for the years ended December 28, 1996, July 1, 1995, and July 2, 1994.
       Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
AST Research, Inc.


      We have audited the accompanying consolidated balance sheets of AST Research, Inc. as of December 28, 1996, December 30, 1995 and July 1, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 28, 1996, the six months ended December 30, 1995, and each of the two years in the period ended July 1, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AST Research, Inc. at December 28, 1996, December 30, 1995, and July 1, 1995, and the consolidated results of its operations and its cash flows for the year ended December 28, 1996, the six months ended December 30, 1995 and each of the two years in the period ended July 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG LLP


Orange County, California
January 30, 1996


                               AST RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                 December 28,       December 30,     July 1,
(In thousands, except share amounts)                                 1996               1995           1995
--------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                                    $     61,063    $    125,387    $     95,825
   Accounts receivable, net of allowance for doubtful
     accounts of $20,243, $18,629, and $17,452 at
     December 28, 1996, December 30, 1995, and
     July 1, 1995, respectively                                      400,061         392,598         394,927
   Inventories                                                       139,007         252,339         311,469
   Deferred income taxes                                              18,813          19,495          31,973
   Other current assets                                               19,949          47,802           6,938
--------------------------------------------------------------------------------------------------------------
        Total current assets                                         638,893         837,621         841,132
 Property and equipment, net                                          91,612          98,725         101,255
 Other assets                                                        100,552         119,696          79,114
--------------------------------------------------------------------------------------------------------------
                                                                $    831,057    $  1,056,042    $  1,021,501
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                        $    175,000    $     75,000    $    156,000
   Accounts payable, including payable to related
     party of $58,394 and $31,562 at December 28, 1996
     and December 30, 1995, respectively                             272,693         199,346         213,202
   Accrued salaries, wages and employee benefits                      15,684          19,827          17,760
   Other accrued liabilities                                         184,664         200,639         119,689
   Income taxes payable                                               31,610          26,902          25,189
   Current portion of long-term debt                                     291          92,361           2,420
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                    679,942         614,075         534,260
 Long-term debt                                                      131,737         125,540         219,224
 Other non-current liabilities                                         7,238           5,545           4,779
--------------------------------------------------------------------------------------------------------------

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock, par value $.01; 1,000,000 shares
     authorized, 500,000 shares issued and outstanding
     at December 28, 1996, liquidation preference
     of $32,500,000                                                   27,780               -               -
   Common stock, par value $.01; 200,000,000 shares
     authorized, 57,757,830, 44,679,400, and 32,412,500
     shares issued and outstanding at December 28, 1996
     December 30, 1995, and July 1, 1995, respectively                   578             447             324
   Additional capital                                                505,797         414,735         142,208
   Retained earnings (deficit)                                      (522,015)       (104,300)        120,706
--------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                    12,140         310,882         263,238
--------------------------------------------------------------------------------------------------------------
                                                                $    831,057    $  1,056,042    $  1,021,501
==============================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                 Fiscal Year       Six Months            Fiscal Year Ended
                                                    Ended            Ended       -------------------------------
                                                 December 28,     December 30,       July 1,            July 2,
(In thousands, except per share amounts)             1996             1995             1995               1994
------------------------------------------------------------------------------------------------------------------
Net sales                                     $   2,068,643    $   1,016,283     $  2,467,783       $  2,367,274
Revenue from related party                           35,000                -                -                  -
------------------------------------------------------------------------------------------------------------------
Total revenue                                     2,103,643        1,016,283        2,467,783          2,367,274

Cost of sales                                     2,078,775        1,033,158        2,222,108          2,019,541
------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                  24,868          (16,875)         245,675            347,733

Selling, general and administrative expenses        336,367          165,746          314,982            267,386
Engineering and development expenses                 40,702           19,608           36,383             38,858
Restructuring charge (credit)                         6,527           12,967                -            (12,500)
Other charges                                        26,380                -                -                  -
------------------------------------------------------------------------------------------------------------------
Total operating expenses                            409,976          198,321          351,365            293,744
Operating income (loss)                            (385,108)        (215,196)        (105,690)            53,989

Financing and other expense, net                    (32,607)          (9,810)         (17,675)            (7,677)
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (417,715)        (225,006)        (123,365)            46,312

Income tax provision (benefit)                            -                -          (24,056)            15,003
------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $    (417,715)    $   (225,006)     $   (99,309)       $    31,309
==================================================================================================================
Net income (loss) per common share:
   Primary                                    $       (8.22)   $       (5.27)    $      (3.07)      $       0.96
   Fully diluted                              $       (8.22)   $       (5.27)    $      (3.07)      $       0.95
==================================================================================================================
Shares used in computing net income
  (loss) per common share:
    Primary                                          50,827           42,721           32,371             32,548
    Fully diluted                                    50,827           42,721           32,371             34,866
==================================================================================================================

                             See accompanying notes.



                               AST RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
                                                                                                        Retained
                                                Preferred Stock          Common Stock    Additional     Earnings
(In thousands)                                  Shares    Amount     Shares     Amount     Capital     (Deficit)
------------------------------------------------------------------------------------------------------------------
Balance at July 3, 1993                            -   $      -      31,579    $  316    $ 129,784     $ 188,706
  Exercise of stock options                        -          -         755         7        9,554             -
  Tax benefit related to employee stock options    -          -           -         -        1,823             -
  Vesting of restricted stock                      -          -           -         -          263             -
  Net loss                                         -          -           -         -            -        31,309
------------------------------------------------------------------------------------------------------------------
Balance at July 2, 1994                            -          -      32,334       323      141,424       220,015
  Exercise of stock options                        -          -          79         1          784             -
  Net loss                                         -          -           -         -            -       (99,309)
------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1995                            -          -      32,413       324      142,208       120,706
    Issuance of common stock to related party,
    net of issuance costs of $8,876                -          -      12,070       121      240,443             -
  Issuance of stock option to related party in
    exchange for additional support                -          -           -         -       31,045             -
    Exercise of stock options                      -          -         196         2        1,039             -
  Net loss                                         -          -           -         -            -      (225,006)
------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                       -          -      44,679       447      414,735      (104,300)
  Issuance of preferred stock to related party
    in exchange for additional support, net
    of issuance costs of $267                    500     27,780           -         -            -             -
  Issuance of common stock to repay
     long-term debt, net of issuance costs
      of $152                                      -          -       4,499        45       29,803             -
  Issuance of common stock to related party        -          -       8,499        85       59,915             -
  Expenses paid by related party                   -          -           -         -        1,009             -
  Exercise of stock options                        -          -          81         1          335             -
  Net loss                                         -          -           -         -            -      (417,715)
------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                     500   $ 27,780      57,758    $  578    $ 505,797    $ (522,015)
==================================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                      Fiscal Year       Six Months         Fiscal Year Ended
                                                         Ended            Ended      ----------------------------
                                                      December 28,      December 30,      July 1,         July 2,
(In thousands)                                            1996              1995            1995            1994
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                     $  (417,715)     $ (225,006)     $  (99,309)     $   31,309
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                           27,525          11,595          19,209          22,928
   Amortization of debt issue costs and credit
       guarantees                                          23,810           3,675           6,102           2,933
   Provision (benefit) for deferred income taxes            3,024           2,047         (25,318)          8,983
   Gain on sale of capital equipment                       (1,812)           (435)           (870)         (4,286)
   Other charges                                           26,380               -               -              -
   Pen-based inventory write-off                                -               -               -          33,600
   Expenses paid by related party                           1,009
   Change in operating assets and liabilities, net
     of effects of acquisition:
      Accounts receivable                                  (5,713)          4,620         (58,714)        (86,290)
      Inventories                                         113,332          59,130          22,260         (19,808)
      Other current assets                                 27,545         (17,318)         12,798           3,317
      Accounts payable                                     73,773          (8,322)          2,142          29,545
      Accrued salaries, wages, and employee benefits       (3,942)          2,105          (4,152)          4,782
      Other accrued liabilities                           (11,437)         64,529           9,215         (43,470)
      Income taxes payable                                  4,708           1,713          (2,266)        (17,377)
      Other non-current liabilities                        (1,896)         (8,568)            787          (8,523)
Exchange (gains) losses                                     2,434           2,907          (1,658)          2,097
------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities              (138,975)       (107,328)       (119,774)        (40,260)

Cash flows from investing activities:
   Purchases of capital equipment                         (22,445)        (10,649)        (26,080)        (30,045)
   Proceeds from disposition of capital equipment           4,274           1,611           4,474          10,673
   Purchases of other assets                                 (462)         (2,811)        (12,022)         (1,484)
   Payment related to Tandy/GRiD acquisition                    -               -               -         (15,000)
------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities               (18,633)        (11,849)        (33,628)        (35,856)

Cash flows from financing activities:
   Short-term borrowings (repayments), net                100,000         (81,000)        106,000          (9,217)
   Repayment of long-term debt                            (62,255)         (6,877)           (391)           (520)
   Proceeds from issuance of long-term debt                     -               -              23         107,974
   Proceeds from issuance of common stock:
      To related party                                     60,000         240,564               -               -
      Other                                                   184           1,041             785           9,561
------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities            97,929         153,728         106,417         107,798

Effect of exchange rate changes on cash and
   cash equivalents                                        (4,645)         (4,989)        (10,308)           (164)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (64,324)         29,562         (57,293)         31,518

Cash and cash equivalents at beginning of period          125,387          95,825         153,118         121,600
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $    61,063     $   125,387     $    95,825     $   153,118
==================================================================================================================

                             See accompanying notes.


                               AST RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


------------------------------------------------------------------------------------------------------------------
                                                      Fiscal Year       Six Months         Fiscal Year Ended
                                                         Ended            Ended       ---------------------------
                                                      December 28,      December 30,      July 1,         July 2,
(In thousands)                                            1996              1995            1995            1994
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Issuance to related party of .5 million shares
   of preferred stock in exchange for a
   two-year $200 million credit guarantee             $    27,780     $         -     $         -     $         -

Issuance of 4.5 million shares of common stock
   to Tandy Corporation to pay $30 million
    of the $90 million promissory note due to
   Tandy Corporation                                  $    30,000     $         -     $         -     $         -

Issuance to related party of a five-year option
   to purchase 4.4 million shares of common
   stock at an exercise price of  $.01 per share
   in exchange for a two-year $200 million
   credit guarantee, and a two-year $100 million
   vendor line                                        $         -     $    31,045     $         -     $         -

Tax benefit of employee stock options                 $         -     $         -     $         -     $     1,823
==================================================================================================================

The Company purchased certain assets relating to Tandy/GRiD France's personal computer operations effective September 1, 1993. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                      $         -     $         -     $         -     $    16,571
   Note payable to Tandy                                        -               -               -          (6,720)
------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                   $         -     $         -     $         -     $     9,851
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid during the year for interest             $    11,568     $     7,717     $     9,937     $     3,149
   Cash paid (received) during the year for
      income taxes                                    $    (4,729)    $       913     $     9,895     $    22,210
==================================================================================================================

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

Business
     The Company designs, manufactures, markets, services and supports a variety of personal computers, including desktop, notebook, and server systems marketed under the Advantage!, Bravo, Ascentia and Manhattan brand names.

Financing Requirements
      The Company's recent operations have resulted in net losses of $417.7 million, $225.0 million, and $99.3 million for fiscal year 1996, transition period 1995, and fiscal year 1995, respectively, as well as a working capital deficiency of $41.0 million and total shareholders' equity of $12.1 million as of December 28, 1996. As a result, it has been necessary for the Company to look to Samsung Electronics Co., Ltd. ("Samsung"), its largest shareholder, for financial support while management implements changes to the Company's business in order to return the Company to profitability. In addition to purchases of common stock from the Company aggregating $309.5 million, Samsung has provided credit guarantees aggregating $400 million (see Note 4) that are available to support bank borrowings by the Company through December 31, 1998 (for which
Samsung received additional Company equity securities then valued at $58.8 million) and a $100 million vendor credit line available through November 1997 to facilitate component purchases from Samsung.

      As of December 28, 1996, the Company had borrowed $175 million under bank lines supported by Samsung guarantees and had $58.4 million due to Samsung under the vendor credit line. As a result, the Company has additional borrowing availability under the loan guarantees of $225 million, of which $125 million is available under presently committed bank loan agreements. Management believes these financial resources will be sufficient to support the Company's liquidity requirements in fiscal 1997; however, in the event they are not, the Company would be required to seek additional financing from Samsung or others for which it has no current commitments.

      Additionally on January 30, 1997, the Company announced that Samsung proposed to commence negotiations to acquire all of the outstanding shares of the Company not owned by Samsung or its affiliates at a price of $5.10 per share (see Note 6). If this transaction were to occur, and there is no assurance that it will ultimately occur, it would constitute a change in control under the Company's Liquid Yield OptionTM Notes ("LYONs"), and the holders of the LYONs have the right to require the Company to redeem the LYONs at their issue price plus accrued original discount through the date set for such redemption. A LYONs redemption event occurring in fiscal 1997 would result in approximately $130 to $140 million of additional cash requirement for which the Company would be required to seek external financing.

      No assurance can be given that, if required, additional financing in amounts in excess of the borrowing availability supported by current Samsung guarantees will be available on acceptable terms or at all.

      Management has developed plans to improve the Company's competitive position by increasing operating efficiencies, by more focused and aggressive marketing of the Company's products and through a sharing of expertise with Samsung, and it anticipates that these efforts will result in improving the Company's gross margins and operating results. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to improve its gross margins and operating results, management will be required to significantly adjust the Company's operations. The Company's ability to continue its on-going operations on a long term basis is dependent upon its ability maintain to adequate financing levels, improve gross margins, and ultimately sustain a profitable level of operations.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year
      The Company operates within a conventional 52/53 week accounting fiscal year. On October 26, 1995, the Company changed its fiscal year-end from the
Saturday closest to June 30 to the Saturday closest to December 31, with the exception of certain foreign subsidiaries that will operate on a December 31 fiscal year-end. The change was made in order to align the Company's year-end with that of its largest shareholder, Samsung Electronics Co. Ltd. ("Samsung"). The change in fiscal year is effective for the six months ended December 30, 1995 ("transition period" or "transition period 1995"). Fiscal year 1996 included 52 weeks. Transition period 1995 included 26 weeks. The fiscal years ended July 1, 1995 and July 2, 1994 included 52 weeks.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns, product obsolescence and warranty returns. Actual results may differ, however, from those estimates.

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

Fair Values of Financial Instruments
      Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or on borrowing rates currently available to the Company for loans with similar terms or maturity. The carrying amounts of the forward exchange contracts equal their fair value and are adjusted at each balance sheet date for changes in exchange rates. The estimated fair value amounts disclosed in Note 7 have been determined by the Company using available market information. However, considerable judgment is necessary in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

Inventories
      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

--------------------------------------------------------------------------------
   Buildings                                                            40 years
   Machinery and equipment                                             3-5 years
   Furniture and fixtures                                                5 years
   Leasehold improvements      Shorter of 5 years or remaining term of the lease
--------------------------------------------------------------------------------

Intangible Assets
   During the fiscal year ended July 1, 1995, the Company elected the early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets and certain identifiable

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows, because the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings.

      Since  adoption of SFAS No. 121, the Company has evaluated its  long-lived assets for impairment on a quarterly basis. As a result of an unexpected deterioration in the Company's operating results for the third quarter of fiscal year 1996 and the resulting impact on the Company's future expectations, the Company concluded that its long-lived assets had become impaired. The decline in the Company's revenue and gross margin during the third quarter resulted primarily from the Company's inability to generate sufficient demand for its products and the continued aggressive pricing environment within the computer marketplace. As a result, the Company updated its cash flow projections for purposes of evaluating its long-lived assets for impairment to reflect a reduced level of sales growth and to adjust the period of time and rate by which gross margins are expected to improve.

      In accordance with SFAS 121, the impairment loss equals the difference between the carrying value of long-lived assets, including goodwill, and the fair value of the long-lived assets. Within the third fiscal quarter, the Company completed an estimate of the fair value of its long-lived assets, and, based on this estimate, the Company recorded an impairment charge of approximately $21.6 million. The impairment charge consisted of the remaining net book value of goodwill acquired in connection with the Company's 1993 acquisition of Tandy Corporation's ("Tandy") personal computer manufacturing operations. The Company's estimate of fair the value of tangible assets was based upon independent appraisals. The Company's SFAS No. 121 analysis for the fourth quarter of fiscal year 1996, and appraisals, indicated that the fair value of its long-lived assets approximates their net book value.

      Patents are amortized using the straight-line method over the estimated useful life of the patented technology. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets.

Revenue Recognition
      The Company recognizes revenue from product sales at the time of shipment. In certain circumstances, the Company provides customers with stock rebalancing and price protection rights that permit these distributors, retailers, and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock rebalancing programs allow customers to return product and receive credit for the invoiced price less any post-sale pricing reductions. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

Warranty Revenue and Costs
     Revenue from separately stated warranty programs is deferred and recognized over the extended warranty period, and the related extended warranty costs are recognized as incurred.

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Other accrued liabilities" in the accompanying consolidated balance sheets.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense for the year ended December 28, 1996, the six months ended December 30, 1995, and the years ended July 1, 1995, and July 2, 1994 was $71,530,000, $32,795,000,
$59,262,000 and $41,138,000 respectively.

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

     During the six months ended December 30, 1995, fiscal year 1995, and fiscal year 1994, the Company recorded approximately $2.1 million, $8.0 million, and $5.1 million, respectively, in grant funds received or receivable. The amount deferred under these grants at December 28, 1996, December 30, 1995, and July 1, 1995 was $3.5 million, $6.0 million, and $6.7 million, respectively, and is included in "Other accrued liabilities" in the accompanying consolidated balance sheets. Total grant amounts amortized into income during fiscal year 1996, the six-month period ended December 30, 1995, fiscal year 1995, and fiscal year 1994 were $2.5 million, $2.8 million, $5.8 million, and $0.6 million, respectively.

      The Company has a ten year contingent liability to repay, in whole or in part, grants received under certain circumstances pursuant to the Capital and Employment Grant Agreements which began February 1994. In addition, the Company has a five year contingent liability under the Employment Grant Agreement from the date of first payment to repay employment grants paid in respect to any job if such job remains vacant for a period in excess of six months. At December 28, 1996, the Company also has seven years remaining on a one million Irish punts (U.S. $1.7 million) ten year contingent liability related to the purchase of the manufacturing facility which began in November 1993 and is payable in the event that the Company terminates operations in Ireland.

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

      Incremental United States income taxes have not been provided on $70.0 million of cumulative undistributed earnings of the Company's foreign subsidiaries. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability. As a result of the restructuring plan completed in the second quarter of the six-
month period ended December 30, 1995 (Note 2), the Company provided for U.S. taxes on $98.9 million of undistributed foreign earnings that management believes will no longer be indefinitely reinvested in non-U.S. operations. In fiscal year 1996, this amount was distributed as a dividend to the U.S. subsidiary from one of its foreign subsidiaries.

Per Share Information
   Primary net income per common share has been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The fully diluted per share calculation assumes, in addition to the above and where it results in additional dilution, that the Company's


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquid Yield Option Notes were converted from the date of issuance with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place.

Stock Option Plans
     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The Company records the amounts received upon the exercise of options as a credit to common stock and additional capital. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.

Reclassifications
     Certain prior year balances have been reclassified to conform with the 1996 presentation.

NOTE 2.  ACQUISITIONS AND RESTRUCTURING

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

  Restructuring charges of $125 million were recorded in June 1993 in connection with the Company's acquisition of Tandy's personal computer manufacturing and engineering operations and GRiD's North American and European sales and marketing operations. During fiscal year 1994, the Company completed most of its restructuring activities and incurred asset write-downs of $50 million and cash expenditures of $47 million related directly to its fiscal year 1994 restructuring activities. The Company recorded a $12.5 million credit in the fourth quarter of fiscal year 1994 after concluding that most of its restructuring activities had been completed or were adequately provided for within the remaining restructuring accrual. At July 2, 1994, $15.2 million of restructuring accrual remained on the Company's consolidated balance sheet. During fiscal year 1995, the Company completed the consolidation of its worldwide mobile computing manufacturing in Taiwan and the concurrent closure of its Fountain Valley, California manufacturing facility. During fiscal year 1995, the Company incurred cash expenditures of approximately $4.7 million related primarily to the closure of its Fountain Valley, California manufacturing facility. At July 1, 1995, approximately $10.5 million of the original restructuring accrual remained on the Company's consolidated balance sheet. During transition period 1995, the Company incurred cash expenditures of approximately $1.3 million related primarily to the closure of its Fountain Valley, California manufacturing facility and at December 30, 1995, $9.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. During fiscal 1996, the Company incurred cash expenditures of approximately $4.0 million and at December 28, 1996, $5.2 million of the restructuring accrual remained on the Company's consolidated balance sheet. The remaining accrual consists of amounts provided for the minimum lease payments for facilities that have been closed and the write-down to net realizable value of related leasehold improvements being disposed of. The Company believes that these restructuring activities were necessary in order to reorganize its worldwide manufacturing, engineering, sales and service operations as well as reposition its product lines after the June 1993 acquisition of Tandy's personal computer operations.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2.  ACQUISITIONS AND RESTRUCTURING (CONTINUED)

    In the second quarter of transition period 1995, the Company implemented a restructuring plan, separate and apart from the June 1993 charge, designed to increase its utilization of third party board manufacturing and design and to realign its Asia Pacific manufacturing operations. In accordance with this plan, the Company recorded a restructuring charge of $13.0 million. Costs included in the restructuring charge consisted primarily of employee severance, asset write-downs, vendor cancellation charges and lease write-offs for closed offices. The employee severance included approximately 1,500 employees primarily in semi-skilled and skilled manufacturing positions. Approximately $7.6 million of the charge was expected to involve cash disbursements with the remaining costs primarily relating to reductions in net asset values. During transition period 1995, the Company incurred cash expenditures of approximately $0.8 million related to severance payments to terminated employees. At December 30, 1995, approximately $12.2 million of the original restructuring accrual remained on the Company's consolidated balance sheet. During fiscal year 1996, the Company incurred cash expenditures of $5.4 million and non-cash charges of $3.8 million, related primarily to severance payments, asset write-downs and lease payments for closed facilities. At December 28, 1996, $3.0 million of the restructuring accrual remained on the Company's consolidated balance sheet, consisting primarily provisions for lease obligations. As of December 28, 1996, approximately $4.2 million of the total $10.0 million restructuring charge utilized to date relates to severance payments made to the 1,532 employees who have been terminated under this plan. As of December 28, 1996, the majority of the restructuring has been completed, although certain lease obligations will continue through fiscal year 1998.

   In the second quarter of fiscal year 1996, the Company approved and implemented a restructuring plan, separate and apart from the restructuring plan implemented in transition period 1995, designed to restructure its worldwide operations into three regional operating groups. The Company's plans included the consolidation and/or closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, accompanied by the transfer of notebook manufacturing to third-party original equipment manufacturers. In accordance with this plan, the Company recorded a restructuring charge of approximately $6.5 million in the quarter ended June 29, 1996. Costs included in the restructuring charge consist primarily of employee severance, asset write-downs and provisions for lease obligations. Approximately $5.8 million is expected to involve cash disbursements with the remaining costs primarily involving asset write-downs. The employee severance was expected to involve approximately 240 employees, across all functions and levels. In fiscal year 1996, the Company incurred aggregate cash expenditures of $4.1 million and non-cash charges of $0.3 million, consisting primarily of employee severance, asset write-downs, and payments for lease obligations. At December 28, 1996, approximately $2.1 million of the restructuring accrual remained on the Company's consolidated balance sheet, consisting primarily of provisions for lease obligations. As of December 28, 1996, 250 employees have been terminated under this plan, and the total $3.1 accrued for severance payments has been paid. At December 28, 1996, the majority of the restructuring had been completed, although certain lease obligations will continue through fiscal year 2001.

      Although the Company believes that these restructuring activities were necessary, no assurance can be given that these restructuring actions will be successful or that similar actions will not be required in the future.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3.  SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Inventories
     Inventories consist of the following:

---------------------------------------------------------------------------------------------------------------
                                                                 December 28,      December 30,        July 1,
(In thousands)                                                        1996             1995              1995
---------------------------------------------------------------------------------------------------------------
Purchased parts                                                   $   68,877       $   73,012       $   67,296
Work in process                                                        7,380           33,823           36,686
Finished goods                                                        62,750          145,504          207,487
---------------------------------------------------------------------------------------------------------------
Total                                                             $  139,007       $  252,339       $  311,469
===============================================================================================================

Property and Equipment
     Property and equipment consists of the following:

---------------------------------------------------------------------------------------------------------------
                                                                  December 28,     December 30,        July 1,
(In thousands)                                                        1996             1995              1995
---------------------------------------------------------------------------------------------------------------
Land                                                              $   16,079       $   15,961       $   15,961
Buildings                                                             34,285           34,253           34,824
Machinery and equipment                                               89,119           93,990           88,476
Furniture and fixtures                                                12,627           13,519           12,860
Leasehold improvements                                                14,097           13,174           13,140
---------------------------------------------------------------------------------------------------------------
                                                                     166,207          170,897          165,261
Accumulated depreciation                                             (74,595)         (72,172)         (64,006)
---------------------------------------------------------------------------------------------------------------
Property and equipment, net                                       $   91,612       $   98,725       $  101,255
===============================================================================================================

Other Assets
  Other assets consist of the following:

---------------------------------------------------------------------------------------------------------------
                                                                 December 28,      December 30,        July 1,
(In thousands)                                                        1996             1995              1995
---------------------------------------------------------------------------------------------------------------
Deferred income taxes                                             $   41,674       $   44,016       $   33,585
Credit line guarantees, less accumulated amortization of 17,723 and $506 at December 28, 1996 and December 30, 1995,
   respectively                                                       43,350           32,519                -
Goodwill, less accumulated amortization of $8,218 and $6,615
   at December 30, 1995, and July 1, 1995, respectively                    -           24,250           25,853
Patents,licenses and other intangibles, less accumulated
   amortization of $3,672, $2,130 and $436 at December
   28, 1996, December 30, 1995 and July 1, 1995, respectively          8,793           10,890           11,382
Other, net                                                             6,735            8,021            8,294
---------------------------------------------------------------------------------------------------------------
Total                                                             $  100,552       $  119,696       $   79,114
===============================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3.  SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

Other Current Accounts
      Accrued  royalties of $35.3 million and accrued product warranty of  $48.8 million were included in "Other accrued liabilities" at December 28, 1996. Prepaid value added taxes of $22.2 million were included in "Other current assets," and amounts payable for value added taxes of $45.3 million were included in "Other accrued liabilities" at December 30, 1995.

Supplemental Statements of Operations Information

Other Charges
      Other charges for the fiscal year ended December 28, 1996 consisted of the following (in thousands):

---------------------------------------------------------------------------------------------------------------
                                                                                            December 28,
(In thousands)                                                                                  1996
---------------------------------------------------------------------------------------------------------------
Asset impairment charge                                                                     $    21,643
Facility write-down to net
  realizable value                                                                                1,149
Provision under Founder's Agreement                                                               3,588
---------------------------------------------------------------------------------------------------------------
Total                                                                                           $26,380
===============================================================================================================

   For further information concerning the asset impairment charge, see Note 1. Summary of Significant Accounting Policies, Intangible Assets.

   As part of its second quarter restructuring plan, $1.1 million in other charges were provided as a result of management's commitment to dispose of its existing sales facility in France. The carrying amount of the facility, which includes land, a building, and leasehold improvements, is approximately $3.1 million after the write-down and represents the estimated fair value less costs to sell.

   Effective July 27, 1993, the Company entered into an employment contract ("Founder's Agreement") with founder and former Chairman of the Board (now Chairman Emeritus), Safi U. Qureshey, who was then serving as the Company's Chief Executive Officer. The Founder's Agreement provided for five years of salary, health and welfare benefits, two years of bonus, acceleration of stock options and certain other benefits if active employment was terminated by the Company or by Mr. Qureshey under specified conditions. On June 28, 1996, the
Company  elected  Kwang-Ho  Kim  as Chairman and  named  Mr.  Qureshey  Chairman
Emeritus, which would have resulted in Mr. Qureshey being entitled to such compensation and benefits had he not agreed to defer its effectiveness to some future date of his choice. As a result, the Company provided $3.6 million during fiscal year 1996, representing the present value of the benefits payable to Mr. Qureshey.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3.  SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

Financing and other expense
     Financing and other expense consist of the following:

--------------------------------------------------------------------------------------------------------
                                             Fiscal Year       Six Months          Fiscal Year Ended
                                                Ended            Ended           --------------------
                                            December 28,      December 30,       July 1,     July 2,
(In thousands)                                   1996            1995              1995        1994
--------------------------------------------------------------------------------------------------------
Interest income                             $      2,777      $    2,631         $   2,362   $ 2,125
Interest expense                                 (33,412)         (8,634)          (17,436)   (9,937)
Other income (expense), net                       (1,972)         (3,807)           (2,601)      135
---------------------------------------------------------------------------------------------------------
Total financing and other expense, net      $    (32,607)      $  (9,810)        $ (17,675)  $(7,677)
=========================================================================================================

NOTE 4.  FINANCING ARRANGEMENTS

      At December 28, 1996, the Company has a $200 million revolving credit facility, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1997. The credit guarantee expires December 31, 1998. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus 0.25% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to 0.125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. At December 28, 1996, there was $175 million outstanding as borrowings under this credit facility at an interest rate of 6.06% per annum.

      On December 13, 1996, the Company signed a Second Additional Support Agreement (Note 6) with Samsung that provides the Company with an additional $200 million credit guarantee through December 31, 1998. On December 18, 1996, the Company completed the establishment of additional bank credit lines totaling $100 million with three banks, which represents the initial $100 million that is guaranteed by the Second Additional Support Agreement. The credit agreements allow the Company to borrow at the prime rate. At December 28, 1996, there were no outstanding borrowings under these credit lines.

      The weighted average interest rate on total short-term borrowings as of December 28, 1996, December 30, 1995 and July 1, 1995 was 6.06%, 8.50%, and
8.22% respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

-----------------------------------------------------------------------------------------------------------------
                                                                       December 28,      December 30,   July 1,
(In thousands)                                                              1996            1995         1995
-----------------------------------------------------------------------------------------------------------------
Liquid Yield Option Notes (zero coupon convertible subordinated notes) due 2013, less original issue discount of $184,470,
   $191,063, and $194,232, at December 28, 1996,
   December 30, 1995, July 1, respectively, 5.25% yield to maturity    $   130,530      $ 123,937    $  120,768

Promissory note payable to Tandy, paid July 1996                                 -         90,000        96,720

Other notes payable and capital lease obligations  due in various
   installments through April 2002                                           1,498          3,964         4,156
                                                                           132,028        217,901       221,644
Less current portion of long-term debt                                        (291)       (92,361)       (2,420)
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                         $   131,737      $ 125,540    $  219,224
=================================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5.  LONG-TERM DEBT (CONTINUED)

   On December 14, 1993, the Company issued $315 million par value of LYONs due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase
Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof.

   In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the
Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. On January 30, 1997, Samsung proposed to commence negotiations regarding the acquisition by Samsung of all of the outstanding shares of the Company's common stock not currently owned by Samsung or its affiliates, at a price of $5.10 per share. Samsung currently has 49.4% beneficial ownership of the Company. If the transaction is consummated, there would be a change in control, and the holders of the LYONs have the right to require the Company to redeem the LYONs at their issue price plus accrued original discount through the date set for such redemption. A LYONs redemption event occurring in fiscal 1997 would result in approximately $130 million to $140 million of additional cash requirement for which the Company would be required to seek external financing. No decision has been made by the Company with respect to the source of funds to meet the change in control redemption requirements, should this transaction be completed.

      At December 30, 1996, the assets held under capital leases total $3.1 million, net of $0.8 million in accumulated depreciation, and are included in land and buildings in the accompanying consolidated balance sheet.

     Principal repayments on long-term debt required in fiscal years 1997, 1998, 1999, 2000 and 2001 are $291,000, $282,000, $282,000, $282,000 and $282,000,
respectively, exclusive of the purchase of the LYONs, should the proposed transaction with Samsung be completed.

NOTE 6.  SHAREHOLDERS' EQUITY TRANSACTIONS

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

   On December 21, 1995, the Company signed an Additional Support Agreement with Samsung that provides additional financial support to the Company, principally including a guarantee by Samsung of a line of credit of up to $200 million through December 1997 and a vendor line of credit with Samsung of $100 million through November

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6.  SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

1997 for component purchases. In exchange for the additional financial support, the Company issued an option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share, exercisable between July 1, 1996 and June 30, 2001, and allowed Samsung to add an additional member to the Company's Board of Directors. The issuance of the option increases Samsung's potential ownership in the Company to approximately 45%. The value of the benefits received in exchange for the option were recorded in "Other assets" based on the fair value of the option at the date of issuance, or $31 million. In connection with this agreement, the Company incurred professional fees of approximately $2 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1998.

      On July 11, 1996, the Company paid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock, then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to Samsung in exchange for $60 million in cash that was used to pay Tandy. The issuance of the common stock to Samsung was made pursuant to a 1995 Letter of Credit Agreement between the Company and Samsung. The equity transactions were recorded net of professional fees of approximately $0.1 million.

      On December 13, 1996, the Company signed a Second Additional Support Agreement with Samsung to provide certain additional financial support to the Company as consideration for 500,000 shares of non-voting preferred stock. The shares are not subject to mandatory redemption, but each share is redeemable at the Company's option for cash of $100.75 or 13.11 shares of the Company's common stock, beginning in January 1999. The preferred shares carry a quarterly cumulative dividend, beginning in 1999, at the annual rate of $4.72 per share, with annual increases to a maximum rate of $7.96 per share in the year 2004 and thereafter. The value of the benefits received in exchange for the preferred stock were recorded in "Other assets" based on the estimated fair value of the stock at the date of issuance, or $28.1 million. In connection with this agreement, the Company incurred professional fees of approximately $0.3 million, which were also capitalized. This other asset will be amortized on a straight-line basis to interest expense over the benefit period ending December 1998.

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

      The Company held forward exchange contracts maturing at various dates through June 1997 with a face value of approximately $162.6 at December 28, 1996, $162.0 million at December 30, 1995, and $162.0 million at July 1, 1995, which approximate the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. For the fiscal year ended December 28, 1996, the transition period ended December 30, 1995, and the fiscal years ended July 1, 1995, and July 2, 1994, a net foreign currency transaction loss of $0.4 million, loss

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7.  FINANCIAL INSTRUMENTS (CONTINUED)

of $2.9 million, gain of $1.7 million, and loss of $2.1 million respectively, is included in the caption "Financing and other expense, net", in the accompanying Consolidated Statements of Operations. Foreign currency borrowings at December 28, 1996, December 30, 1995, and July 1, 1995 totaled $1.5 million, $4.0 million, and $4.2 million, respectively.

Fair Values of Financial Instruments
     The estimated fair values of financial instruments are as follows:

-----------------------------------------------------------------------------------------------------------------
                                      December 28, 1996         December 30, 1995            July 1, 1995
                                    ------------------------  -----------------------    -----------------------
                                     Carrying    Estimated      Carrying  Estimated       Carrying   Estimated
(In thousands)                        Amount     Fair Value      Amount   Fair Value       Amount    Fair Value
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents           $  61,063   $   61,063    $  125,387   $  125,387    $  95,825    $  95,825
Short-term borrowings                 175,000      175,000       (75,000)     (75,000)    (156,000)    (156,000)
Current portion of long-term debt        (291)        (291)      (92,361)     (92,361)      (2,420)      (2,420)
Long-term debt:
    Liquid Yield Option Notes        (130,530)     (97,256) (a) (123,937)    (107,100)    (120,768)    (103,950)
    Other                              (1,499)      (1,499)       (1,603)      (1,603)     (98,456)     (98,456)
Forward exchange contract liability      (399)        (399)         (370)        (370)        (611)        (611)
=================================================================================================================

(a) Based on quoted market price as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". On January 30, 1997, Samsung proposed to commence negotiations to acquire all of the outstanding shares of the Company's common stock not currently owned by Samsung or its affiliates, at a price of $5.10 per share. There is no guarantee that the transaction will ultimately occur. However, if the transaction is consummated, there would be a change in control (Note 5) and the Company would be required to repay the LYONs at their issue price plus accrued original issue discount through the date set for such purchase. Therefore, assuming completion of the transaction, the Company believes that a better estimate of the fair market value of the LYONs at December 28, 1996 is the accreted interest value of $130.5 million.

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

     The Company distributes its products through various distribution channels, including independent resellers, dealers, national distributors, national reseller organizations, OEMs, U.S. Government approved dealers and consumer retailers. Concentrations of credit risk are generally limited due to the Company's broad range of distribution channels and the Company's geographically diverse customer base. However, sales in certain European countries and into the PRC are to a more limited customer base comprised primarily of larger entities which may be affected by, among other things, the economic conditions and/or political occurrences within the region. Sales into the PRC for fiscal year 1996, transition period 1995, fiscal year 1995, and fiscal year 1994 accounted for approximately 3%, 7%, 5%, and 6%, respectively, of the Company's total revenues.

     The Company's sales are primarily to customers whose activities are related to the retail, consumer electronics or personal computer industries. Therefore, the Company's ability to collect trade receivables may be adversely affected by changes or conditions impacting these industries. Credit limits, credit insurance, ongoing credit evaluations and account monitoring procedures are utilized to various degrees to attempt to reduce the risk of loss on the Company's accounts receivable. No single customer accounted for more than 10% of the Company's net sales for fiscal year 1996, transition period 1995, or for fiscal years 1995, or 1994.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8.  INCOME TAXES

The income tax provision (benefit) is based on income (loss) before income taxes as follows:

-----------------------------------------------------------------------------------------------------------------
                                                  Fiscal Year     Six Months
                                                     Ended             Ended             Fiscal Year Ended
                                                  December 28,     December 30,       July 1,          July 2,
 (In thousands)                                       1996             1995             1995             1994
-----------------------------------------------------------------------------------------------------------------
 U.S.                                           $ (176,999)      $ (139,438)       $(103,930)       $   16,534
 Foreign                                          (240,716)         (85,568)         (19,435)           29,778
-----------------------------------------------------------------------------------------------------------------
                                                $ (417,715)      $ (225,006)       $(123,365)       $   46,312
=================================================================================================================

The components of the income tax provision (benefit) are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                   Fiscal Year       Six Months          Fiscal Year Ended
                                                      Ended            Ended        ---------------------------
                                                  December 28,      December 30,      July 1,          July 2,
(In thousands)                                         1996             1995            1995             1994
-----------------------------------------------------------------------------------------------------------------
Current:
 Federal                                         $  (3,058)       $    2,033         $  (700)      $   (2,781)
 State                                                  98               107            (124)            (201)
 Foreign                                               (64)           (4,187)          2,086            9,002
-----------------------------------------------------------------------------------------------------------------
                                                    (3,024)           (2,047)          1,262            6,020
=================================================================================================================

Deferred:
 Federal                                             3,119              (249)        (19,971)           8,532
 State                                                 (98)              (50)         (3,722)             105
 Foreign                                                 3             2,346          (1,625)             346
-----------------------------------------------------------------------------------------------------------------
                                                     3,024             2,047         (25,318)           8,983
-----------------------------------------------------------------------------------------------------------------
                                                 $       -        $        -        $(24,056)      $   15,003
=================================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8.  INCOME TAXES (CONTINUED)

      Deferred taxes reflect the impact of future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. These temporary differences are determined in accordance with SFAS No. 109. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of December 28, 1996, December 30, 1995, and July 1, 1995 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                        December 28, 1996         December 30, 1995           July 1, 1995
                                   ------------------------     ----------------------  -----------------------
(In thousands)                         Assets  Liabilities        Assets  Liabilities      Assets  Liabilities
-------------------------------------------------------------------------------------------------------------------
Inventory reserves                  $  13,441    $       -    $   12,726    $       -    $ 11,178     $      -
Accrued liabilities                    27,124            -        14,367            -      14,834            -
Undistributed foreign earnings,
   net of foreign tax credit                -            -             -      (21,976)          -            -
Warranty reserves                      12,063            -         9,868            -       4,857            -
State income taxes                          -       (1,042)            -       (1,031)          -       (1,750)
Goodwill and intangibles amortization   3,908            -             -       (1,441)          -       (1,762)
Net operating loss carryforwards      206,340            -       147,684            -      72,362            -
Capitalized research and development
   costs                               21,937            -             -            -           -            -
Other                                  21,752         (180)       18,159         (244)     14,543         (422)
Total deferred taxes                  306,565       (1,222)      202,804      (24,692)    117,774       (3,934)
Valuation allowance                  (244,856)           -      (114,601)           -     (48,282)           -
------------------------------------------------------------------------------------------------------------------
                                    $  61,709    $  (1,222)    $  88,203     $(24,692)   $ 69,492     $ (3,934)
===================================================================================================================

      The Company has established a valuation allowance against its deferred tax assets in accordance with the provisions of SFAS No. 109. The $130.3 million increase in this valuation allowance is primarily the result of management's determination that the increased deferred tax asset resulting from the fiscal 1996 operating loss may not be realized.

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


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8.  INCOME TAXES (CONTINUED)

      The income tax provision (benefit) differs from the amounts computed by applying the statutory federal income tax rate as follows:

----------------------------------------------------------------------------------------------------------------
                                                          Fiscal Year  Six Months         Fiscal Year Ended
                                                             Ended          Ended       ------------------------
                                                         December 28,    December 30,    July 1,      July 2,
(In thousands)                                                1996           1995          1995         1994
----------------------------------------------------------------------------------------------------------------
Statutory federal income tax provision (benefit)           $ (146,200)   $ (78,752)    $ (43,178)    $  16,209
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal benefit                       -           43        (2,208)         (137)
   Tax on undistributed foreign earnings                           32       34,631             -             -
   Foreign income taxed at different rates                     (2,093)       5,642         5,692       (10,005)
   Losses producing no current tax benefit                    146,148       38,870        15,916         8,589
   Adjustment to deferred tax assets and
      liabilities for change in tax rate                            -            -             -        (1,266)
   Other, net                                                   2,113         (434)         (278)        1,613
----------------------------------------------------------------------------------------------------------------
                                                           $        -    $       -     $ (24,056)     $ 15,003
================================================================================================================

      The Company's manufacturing operations in Taiwan and the PRC operate under complete or partial tax holidays which expire in 1997 and 1999, respectively. The aggregate dollar amount and per share effect of these tax holidays were immaterial for fiscal year 1996, transition period 1995 and for fiscal years 1995, and 1994.

      In determining the provision (benefit) for income taxes for fiscal year 1996, the Company has utilized approximately $0.2 million of prior year net operating loss ("NOL") carryforwards to reduce the amount of taxes otherwise payable for such year. The Company has $630 million of remaining NOL carryforwards which it expects will be available to offset future taxable income. Approximately $292 million of such carryforwards relate to foreign operations in various taxing jurisdictions of which $143 million expire in years 1997 through 2006 and $149 million have no expiration date. The remaining $338 million of such carryforwards relate to U.S. operations and expire in the years 2008 to 2012.

      Sections 382 and 383 of the Internal Revenue Code of 1986 ("the Code") place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation ("Tandy") and Samsung Electronics Co. Ltd, ("Samsung") on July 11, 1996, the Company experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited. On January 30, 1997 Samsung proposed to commence negotiations regarding the acquisition of all of the outstanding shares not currently owned by Samsung or its affiliates. Should the transaction be completed as proposed, the Company's ability to realize a benefit from its net deferred tax asset, and a substantial portion of the Company's deferred tax assets from net operating loss carryovers that have been offset by a valuation allowance, would be impaired.

   The Internal Revenue Service ("IRS") is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $12.6 million, plus accrued interest of $17.2 million.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8.  INCOME TAXES (CONTINUED)

Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development because the method used in determining the original proposed adjustments was not adopted in the final regulations. Management believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

NOTE 9.  BENEFIT PLANS

Profit Sharing Plan
      During 1983, the Company established a profit sharing plan for all employees. The plan is a noncontributory, defined contribution plan that provides for contributions from the Company based on eligible compensation. The Company's contributions are determined at the discretion of the Board of Directors and are not to exceed income before provision for income taxes and profit sharing expense. The Company did not contribute to the plan for fiscal year 1996, transition period 1995, or for the fiscal years 1995 and 1994.

      In 1987, the Company approved a modification to the profit sharing plan that added a 401(k) employee savings program. Under the 401(k) plan, the Company is obligated to contribute matching amounts for employee contributions equal to 100% on the first 2% of employee salary contributions and 50% on the next 4% of employee salary contributions. Company contributions generally vest over five years from the date of the employee's eligibility to participate. The Company's contributions for the fiscal year 1996, the transition period ended December 30, 1995, and fiscal years 1995 and 1994 amounted to $1.6 million, $1.1 million, $2.5 million, and $2.1 million, respectively.

Employee Bonus Plans
      Pursuant to the Employee Bonus Plan, all employees of the Company are eligible to receive, on a quarterly basis, a percentage of their base compensation as a cash bonus. The percentage paid is at the discretion of management and is limited to a maximum of 15% of the respective employee's base quarterly compensation. For fiscal year 1996, transition period 1995 and fiscal year 1995, no bonuses were paid. Bonuses paid for the fiscal year 1994 were $2.0 million.

      The Company also has a performance based management incentive plan for officers and key employees. Bonuses under the plan are distributed to officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. Bonuses paid for the fiscal year 1996 were $0.5 million. For transition period 1995 and fiscal year 1995, no bonuses were paid. Bonuses paid for the fiscal year ended July 2, 1994 were $1.9 million.

Stock Plans
     The Company has three employee stock plans, adopted in 1985, 1989 and 1995, and three non-employee director stock plans adopted in 1991, 1994 and 1996 (the "Plans").

      In 1985, the Company adopted the Chief Executives' Plan (the "CE Plan"). The CE Plan, as amended in 1987, provided for an aggregate of 1.2 million shares of the Company's common stock to be available to the chief executive officers, which include the president and executive vice presidents of the Company, and such other officers that the Board of Directors might specifically designate as a "chief executive officer" for purposes of the CE Plan. In 1995, the CE Plan was terminated, except as to options then outstanding. At December 28, 1996, 200,000 options remained outstanding and were exercisable at a price of $3.50 per share.

      The 1989 Long-Term Incentive Program (the "1989 Program"), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock and performance units. An amendment to the plan, adopted by the


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9.  BENEFIT PLANS (CONTINUED)

Board in 1992, and approved by a shareholder vote, annually increases shares authorized to be issued by 2% of the number of common shares outstanding at each fiscal year-end. Under the 1989 Program, options granted become exercisable at the discretion of the Board of Directors or Compensation Committee and expire ten years from the date of grant. No stock appreciation rights or performance units have been granted under the 1989 Program.

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

      In 1994, the Company adopted the AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors. The Plan, as amended in 1995, provided for the grant of an option to purchase 50,000 shares of common stock to each non-employee member of the Company's Board of Directors on July 1, 1994. At December 28, 1996, 100,000 options remained outstanding and were exercisable at a price of $14.25 per share.

      In 1995, the Company adopted the President's Plan. The President's Plan provides for an aggregate of 1,000,000 shares of the Company's common stock to be available to the President of the Company.

      In 1996, the Company adopted the 1996 Non-Employee Director Plan. Subject to shareholder approval, this plan provides for an aggregate of 500,000 shares of the Company's common stock to be available to the non-employee members of the Company's Board of Directors.

The following table summarizes stock options available for grant:

----------------------------------------------------------------------------------------------------------------
                                             Fiscal Year          Six Months
                                                Ended               Ended                Fiscal Year Ended
                                            December 28,        December 30,           July 1,       July 2,
(In thousands)                                   1996                1995                1995          1994
----------------------------------------------------------------------------------------------------------------

Balance at beginning of period                 1,767,744           1,652,631          1,605,568      2,052,143
Authorized                                     1,679,607           2,143,588            648,250        896,675
Granted                                       (1,949,249)         (2,579,425)        (1,261,700)    (1,624,400)
Canceled                                       3,005,413           1,345,625            747,195        380,425
Plan shares expired                              (67,400)           (794,675)           (86,682)       (99,275)
----------------------------------------------------------------------------------------------------------------
Available for future grant                     4,436,115           1,767,744          1,652,631      1,605,568
================================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9.  BENEFIT PLANS (CONTINUED)

      A summary of the status of the Company's stock option plans as of fiscal year 1996, transition year 1995, fiscal year 1995, and fiscal year 1994, and changes during the years ending on those dates is presented below:

---------------------------------------------------------------------------------------------------------------
                                               Fiscal Year 1996                      Transition Year 1995
                                          -------------------------             -----------------------------
                                               Weighted-Average                         Weighted-Average
                                          Shares     Exercise Price               Shares       Exercise Price
---------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year       5,518,875           $ 10.35             4,481,975         $   14.86
Granted                                1,949,249              5.38             2,579,425             10.50
Exercised                                (80,500)             4.18              (196,000)             5.29
Canceled                              (3,005,413)             9.23            (1,346,525)            15.90
                                      -----------                             -----------
Outstanding at end of year             4,382,211           $  6.86             5,518,875         $   10.35
---------------------------------------------------------------------------------------------------------------
Exercisable at end of year             2,057,260                               2,183,574
---------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
  granted during the year                                  $  2.25                               $    3.47
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                               Fiscal Year 1995                      Fiscal Year 1994
                                        ----------------------------         --------------------------------
                                               Weighted-Average                     Weighted-Average
                                            Shares   Exercise Price             Shares         Exercise Price
---------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year       4,046,220           $ 15.60             3,504,380         $   14.49
Granted                                1,261,700             13.95             1,624,400             17.17
Exercised                                (78,750)             9.97              (755,000)            12.67
Canceled                                (747,195)            17.95              (327,560)            17.90
                                      -----------                             -----------
Outstanding at end of year             4,481,975           $ 14.86             4,046,220         $   15.60
---------------------------------------------------------------------------------------------------------------
Exercisable at end of year             1,909,477                               1,351,661
===============================================================================================================

        The following table summarizes information about stock options outstanding at December 28, 1996:

---------------------------------------------------------------------------------------------------------------
                                    Options Outstanding                             Options Exercisable
                       Number      Weighted-average                               Number
    Range of        outstanding        remaining       Weighted-average        exercisable     Weighted-average
Exercise Prices     at 12/28/96    contractual life     exercise price         at 12/28/96      exercise price
---------------------------------------------------------------------------------------------------------------
 $          3.50       200,000           0.1 years         $  3.50                200,000         $   3.50
    4.00 to 5.00     3,241,711           8.9                  4.56              1,082,010             4.58
    5.25 to 8.63        70,000           8.9                  8.36                 17,000             8.49
  10.75 to 15.00       309,000           8.0                 13.46                238,500            13.70
  15.13 to 22.75       561,500           5.8                 17.54                519,750            17.43
                     ----------                                                 ----------
 $ 3.50 to 22.75     4,382,211           8.0 years         $  6.86              2,057,260         $   8.81
===============================================================================================================

      At December 28, 1996, 8,818,326 shares of the Company's common stock were reserved for issuance under the Company's various stock option plans.

   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans and accordingly, no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9.  BENEFIT PLANS (CONTINUED)

Compensation" ("SFAS No. 123"), and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No.
123. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for fiscal year 1996 and transition period 1995, respectively: risk-free interest rates of 5.50% and 5.09%; volatility factors of the expected market price of the Company's common stock of 0.54 and 0.56, and an expected life of the option of
4.1 and 5.1 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects of applying SFAS 123 for providing pro forma disclosures in fiscal 1996 and in transition period 1995 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

---------------------------------------------------------------------------------------------------------------
                                                    Fiscal Year                         Six Months
                                                       Ended                              Ended
                                                   December 28,                       December 30,
(In thousands, except per share amounts)                1996                               1995
---------------------------------------------------------------------------------------------------------------
Net loss                       As reported          $ (417,715)                        $ (225,006)
                               Pro forma              (419,920)                          (225,865)

Net loss per share             As reported          $    (8.22)                       $     (5.27)
                               Pro forma                 (8.26)                             (5.29)
===============================================================================================================

      In December 1990, the Board of Directors authorized the issuance of warrants to purchase an aggregate of 80,000 shares of the Company's common stock to its then non-employee directors. At December 28, 1996, 40,000 of these warrants remained outstanding and were exercisable at an exercise price of $13.88 per share. On July 27, 1992, the Board of Directors authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock to the Company's then Chairman of the Board. At December 28, 1996, 37,500 of these warrants remained outstanding and were exercisable at a price of $13.50 per share.

      On September 23, 1996, all outstanding stock options held by employees (excluding executive officers and board members) were repriced with a new exercise price of $4.63 per share, the closing market price on that date. The repricing is subject to the condition that the options are not exercised and employment is not terminated prior to September 22, 1997. The Company intends to cancel and reissue new options under the Company's 1989 Long Term Incentive Plan. The number of shares and vesting schedule of the new options grants is the same as that of the original grant. A total of 3,035,268 options with exercise prices ranging from $4.81 to $9.38 were repriced.

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


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10.  SHAREHOLDER RIGHTS PLAN (CONTINUED)

The rights, which expire on June 30, 1999, may be redeemed by the Company at a price of $0.01 per right. At December 28, 1996, 500,000 of the 1,000,000 authorized but unissued preferred shares of the Company are reserved for issuance upon exercise of these rights.

  As a condition of entering into the Stock Purchase Agreement with Samsung, the Company amended the Shareholder Rights Plan to allow Samsung, in accordance with the terms and conditions of the Stockholder Agreement between the Company and Samsung dated July 31, 1995, to acquire, without additional Board or Stockholder approval and without triggering the Shareholders Rights Plan, up to 49.9% of the common stock during the first four years of its investment, and after the standstill period, which now ends December 15, 1998, up to 66.67% of the common stock except that such limits shall not apply to any acquisition by Samsung made pursuant to a cash tender offer for all equity securities not owned by Samsung and/or its affiliates.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
      The  Company leases its field offices, certain equipment, automobiles  and
most  of  its  operating  facilities under operating lease  agreements.   Future
minimum lease payments under these leases approximate the following amounts:

---------------------------------------------------------------------------------------------------------------
(In thousands)
Fiscal Year                                                                                             Amount
---------------------------------------------------------------------------------------------------------------
   1997                                                                                             $  12,017
   1998                                                                                                 8,938
   1999                                                                                                 5,483
   2000                                                                                                 3,355
   2001                                                                                                 3,004
   Thereafter                                                                                          18,361
---------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                        $  51,158
===============================================================================================================

      Operating lease commitments have been reduced for rental income from non-cancelable subleases by approximately $1.8 million in 1997, $1.4 million in 1998, and $0.9 million in 1999.

     Rent expense for fiscal year 1996, transition period 1995, and fiscal years 1995 and 1994, was approximately $10,496,000, $5,070,000, $11,125,000, and
$10,588,000, respectively.

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

Employment Contracts
      The Company maintains Severance Compensation Agreements with its executive officers and its non-officer vice presidents. Such agreements provide for (i) lump sum payments comprised of up to two years of salary and bonus and certain other benefits for executive officers, or one year of salary and bonus and certain other benefits for vice presidents who are not executive officers and
(ii) acceleration of the vesting of stock options upon a "change of control" of the Company and termination of the covered employee for reasons specified in the contract. The aggregate commitment under these Severance Compensation Agreements should all covered employees be terminated is approximately $3.4 million.


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

Other Contingencies
      The Company has been named as a defendant or co-defendant, generally with other personal computer manufacturers, including such companies as IBM, AT&T, Unisys, Digital Equipment Corporation, NEC, Olivetti, NCR, Panasonic, and Matsushita, in eighteen similar lawsuits each of which alleges as a factual basis the occurrence of carpal tunnel syndrome or repetitive stress injuries. The suits naming the Company are just a few of the many lawsuits of this type which have been filed, often naming IBM and other major computer companies. The claims against the Company total in excess of $100 million in compensatory damages and punitive damages and additional unspecified amounts. The Company has denied or is in the process of denying the claims and intends to vigorously defend the suits. The Company is unable at this time to predict the ultimate outcome of these suits. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suits filed against it will not have a material impact on the Company's consolidated financial position or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuits or not be able to claim compensation under its liability insurance policies, the Company's results of operations and financial condition may be adversely affected.

     The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company is currently unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome in any or all of these cases. However, based on preliminary facts available to the Company, management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations.


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company has been named, along with Samsung and certain current and former members of the Company's Board of Directors, as a defendant in twelve shareholder class action lawsuits filed on or shortly after January 31, 1997. Eleven class action complaints were filed in the Court of Chancery in New Castle County, Delaware, under case names Miller v. Kim, et al; Tepper v. Samsung Electronics Co., Ltd., et al.; Kenneth Steiner v. Kim, et al.; William Steiner
v. Kim, et al.; Zeiff v. AST Research, Inc., et al; Schultz v. Choo, et al.; Ungar v. AST Research, Inc. et al.; Schnoll v. AST Research, Inc., et al.; Krim
v. AST Research, Inc., et al.; Jaroslawicz v. Kim, et al.; and Rattner v. Samsung Electronics Co., Ltd. A separate class action complaint was filed but not served on January 31, 1996 in the Superior Court for the County of Orange, California, under case name Sigler v. AST Research, Inc., et al The Plaintiffs allege that the defendants have engaged in an unlawful scheme to enable Samsung to acquire all outstanding shares of the Company's stock not previously owned by Samsung for inadequate consideration and in violation of the defendants' fiduciary duties. The plaintiffs seek to enjoin Samsung's proposed purchase of the Company's outstanding shares and request unspecified monetary damages, including attorney and expert fees and costs. On February 27, 1997, the plaintiffs in the Delaware cases submitted a proposed Order of Consolidation to the court, which has not yet been entered. The litigation is in its preliminary stages. The Company is unable at this time to predict the ultimate outcome of these lawsuits.

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

A summary of the Company's operations by geographic area is as follows:

Year ended December 28, 1996

------------------------------------------------------------------------------------------------------------------
                                                                            Asia
(In thousands)                               Americas        Europe       Pacific      Eliminated   Consolidated
------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                               $  1,140,808   $    675,592  $   252,243   $         -   $  2,068,643
Transfers between
  geographic areas                             214,850        649,150      455,586    (1,319,586)             -
------------------------------------------------------------------------------------------------------------------
Net sales                                 $  1,355,658   $  1,324,742  $   707,829   $(1,319,586)  $  2,068,643
Revenue from related party                      25,000         10,000            -             -         35,000
------------------------------------------------------------------------------------------------------------------
Total revenue                             $  1,380,658   $  1,334,742  $   707,829   $(1,319,586)  $  2,103,643
==================================================================================================================
Operating loss                            $   (230,896)  $   (110,771) $   (46,928)  $     3,487   $   (385,108)
==================================================================================================================
Identifiable assets                       $    420,764   $    285,534  $    124,759  $         -   $    831,057
==================================================================================================================

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 12.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
[CAPTION]

Six months ended December 30, 1995
------------------------------------------------------------------------------------------------------------------
                                                                            Asia
(In thousands)                                  Americas     Europe       Pacific      Eliminated   Consolidated
------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                                $    453,054   $    383,304  $   179,925   $         -  $  1,016,283
Transfers between
  geographic areas                              140,797        378,420      419,466      (938,683)            -
------------------------------------------------------------------------------------------------------------------
Total revenue                              $    593,851   $    761,724  $   599,391   $  (938,683)  $ 1,016,283
==================================================================================================================
Operating loss                             $   (149,180)  $    (47,481) $   (18,974)  $       439   $  (215,196)
==================================================================================================================
Identifiable assets                        $    491,243   $    380,769  $   184,030   $         -  $  1,056,042
==================================================================================================================

[CAPTION]

Year ended July 1, 1995
------------------------------------------------------------------------------------------------------------------
                                                                            Asia
(In thousands)                               Americas        Europe       Pacific      Eliminated   Consolidated
------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                                $  1,387,442   $    743,561  $   336,780   $         -  $  2,467,783
Transfers between
  geographic areas                              375,500        628,831      902,319    (1,906,650)            -
------------------------------------------------------------------------------------------------------------------
Total revenue                              $  1,762,942   $  1,372,392  $ 1,239,099   $(1,906,650) $  2,467,783
==================================================================================================================
Operating loss                             $    (91,738)  $     (6,362) $    (7,619)  $        29  $   (105,690)
==================================================================================================================
Identifiable assets                        $    508,714   $    287,218  $   225,569   $         -  $  1,021,501
==================================================================================================================

Year ended July 2, 1994
------------------------------------------------------------------------------------------------------------------
                                                                            Asia
(In thousands)                               Americas        Europe       Pacific      Eliminated   Consolidated
------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                                $  1,546,010   $    532,921  $   288,343   $         -  $  2,367,274
Transfers between
  geographic areas                              404,582        251,605      904,204    (1,560,391)            -
------------------------------------------------------------------------------------------------------------------
Total revenue                              $  1,950,592   $    784,526  $ 1,192,547   $(1,560,391) $  2,367,274
==================================================================================================================
Operating income (loss)                    $     22,786   $    (20,027) $    44,025   $     7,205  $     53,989
==================================================================================================================
Identifiable assets                        $    541,469   $    257,098  $   207,053   $         -  $  1,005,620
==================================================================================================================

      In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area. The fiscal year 1994 restructure credit of $12.5 million relates to and is included in the Americas operating income. The transition period 1995 restructuring charge of $13 million relates to and is included in the Asia Pacific operating loss. The fiscal year 1996 restructuring charge of $6.5 million is included in operating income (loss) in the geographic areas in which the actual


                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

restructuring costs are expected to be incurred. This amount is comprised of $1.1 million in the Americas segment, $3.7 million in the Europe segment and $1.7 million in the Asia Pacific segment.

      The tables below set forth selected quarterly financial information for fiscal year 1996, transition period 1995, and fiscal year 1995 (in thousands, except per share amounts).

------------------------------------------------------------------------------------------------------------------
Year ended December 28, 1996                   First Quarter   Second Quarter   Third Quarter    Fourth Quarter
------------------------------------------------------------------------------------------------------------------
Net sales                                        $  519,972       $  538,759       $  408,483       $  601,429
Revenue from related party                           10,000           15,000                -           10,000
------------------------------------------------------------------------------------------------------------------
Total Revenue                                       529,972          553,759          408,483       $  611,429
Gross profit (loss)                                 (19,646)          18,601          (18,762)          44,675
Net loss                                           (115,760)         (98,730)        (135,268)         (67,957)
Net loss per share                               $    (2.59)      $    (2.21)      $    (2.41)      $    (1.18)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Six months ended December 30, 1995             First Quarter   Second Quarter
------------------------------------------------------------------------------------------------------------------
Total revenue                                    $  403,357       $  612,926
Gross  loss                                          (6,769)         (10,106)
Net loss                                            (96,382)        (128,624)
Net loss per share                               $    (2.36)      $    (2.88)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Year ended July 1, 1995                        First Quarter   Second Quarter   Third Quarter    Fourth Quarter
------------------------------------------------------------------------------------------------------------------
Total revenue                                    $  495,446       $  640,159       $  670,176       $  662,002
Gross profit                                         37,299           66,318           86,942           55,115
Net loss                                            (39,406)         (21,724)          (6,548)         (31,631)
Net loss per share                               $    (1.22)      $     (.67)      $     (.20)      $     (.98)
------------------------------------------------------------------------------------------------------------------

         In fiscal year 1996 and transition period 1995, the quarterly per share amounts do not sum to the per share amounts for respective periods due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the respective periods. In fiscal year 1996, transition period 1995 and fiscal year 1995, fully diluted per share information is anti-dilutive.

NOTE 15.  RELATED PARTY TRANSACTIONS

        On July 31, 1995, the Company completed the sale of 12.07 million shares
of   the   Company's  common  stock  to  Samsung,  receiving  net  proceeds   of
approximately $240 million.

         On November 22, 1995, Samsung provided a $50 million short-term loan to the Company at an interest rate of 7.3125% per annum. The Company repaid this loan on December 28, 1995.

         On December 21, 1995, the Company issued a five year option to Samsung to purchase 4.4 million shares of the Company's common stock at an exercise price of $.01 per share and allowed Samsung to add an additional member to the Company's Board of Directors, in exchange for additional financial support, principally including a two-year $200 million credit guarantee and a two-year vendor credit line of $100 million for selected component purchases.

   On July 11, 1996, the Company paid the $90 million promissory note due to Tandy related to the Company's 1993 acquisition of Tandy's personal computer manufacturing operations. Payment was in the form of 4,498,594 shares of the Company's common stock then valued at $30 million, and $60 million in cash. Subsequent to the issuance of shares to Tandy, also on July 11, 1996, the Company issued 8,499,336 shares of its common stock to

                               AST RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 15.  RELATED PARTY TRANSACTIONS (CONTINUED)

Samsung  in  exchange for $60 million in cash that was used to pay  Tandy.   The
issuance of the common stock to Samsung was made pursuant to the 1995 Letter of Credit Agreement between the Company and Samsung.

      On October 11, 1996, Samsung provided a $50 million short-term loan to the Company at an interest rate of 5.9% per annum. The Company repaid the loan, including interest of $0.6 million, on December 19, 1996.

      On December 13, 1996, the Company signed a Second Additional Support Agreement with Samsung to provide certain additional financial support to the Company as consideration for 500,000 shares of non-voting preferred stock. The shares are not subject to mandatory redemption, but each share is redeemable at the Company's option for cash of $100.75 or 13.11 shares of the Company's common stock, beginning in January 1999. The preferred shares carry a quarterly cumulative dividend, beginning in 1999, at the annual rate of $4.72 per share, with annual increases to a maximum rate of $7.96 per share in the year 2004 and thereafter.

   On February 22, 1996, the Company entered into a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung. The Server Technology Transfer Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products. The Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use various marketing and sales planning studies provided by the Company. Under each agreement, Samsung paid $5 million to the Company. These amounts are not refundable under any circumstance and are not contingent upon the rendering of future services by the Company. As a result of these agreements, $10.0 million was recorded as revenue from related party in fiscal year 1996.

      On June 27, 1996, the Company entered into an Intellectual Property Assignment Agreement with Samsung, which assigns certain patent applications of the Company to Samsung. Samsung purchased a first group of patent applications from the Company during the second quarter of fiscal year 1996 for $15 million and exercised an option to purchase an additional group of patent applications for $10 million during the fourth quarter of fiscal year 1996. A total of $25 million related to these agreements was recorded as revenue from a related party in fiscal year 1996. The Company received $15 million in fiscal 1996, and the remaining payment of $10 million to be received in fiscal year 1997 is not contingent upon the rendering of future services by the Company

      During fiscal year 1996, Samsung paid the salaries of certain employees of the Company. The Company recorded a capital contribution of $1.0 million, which represents the estimated compensation expense of the employees paid by Samsung.

      During fiscal year 1996 and transition period 1995, the Company purchased $304.7 million and $144.7 million of components and products from Samsung respectively. Amounts payable to Samsung at December 28, 1996 and December 30, 1995 were $58.4 million and $31.6 million, respectively.

NOTE 16.  SUBSEQUENT EVENT

     On January 30, 1997 the Company announced that Samsung proposed to commence negotiations to the acquire all of the outstanding shares of common stock of the Company not currently owned by Samsung or its affiliates at a price of $5.10 per share. Pursuant to the terms of a Stockholder Agreement between the Company and Samsung, Samsung's ability to purchase shares and engage in other transactions with the Company is subject to certain restrictions, including approval of the Independent Directors (as defined in the Stockholder Agreement). The Company's Board of Directors has formed a special committee, consisting of the Independent Directors, to evaluate the Samsung Proposal, and to consider other options that may be available to the Company. There is no assurance that any transaction will ultimately occur.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for in these four items is incorporated by reference to AST Research, Inc's, definitive proxy statement relating to its annual meeting of stockholders, to be filed with the Commission within 120 days of the end of fiscal year 1996.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          See Index to Consolidated Financial Statements at Item 8 on Page 32 of this report.

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




Exhibit
Number                          Description

4.1 Form of Amended and Restated Rights Agreement dated as of January 28, 1994 between the Company and American Stock Transfer & Trust Co., as Successor Rights Agent (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994), and Certificate of Designation of Preferred Stock and Rights Certificate and Summary of Terms of the Company's Shareholder Rights Plan which were included as exhibits to the original Rights Agreement dated as of August 15, 1989 (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on August 14, 1989, Commission File No. 0-13941).
4.1.1 Amendment to Rights Plan dated as of March 1, 1995 between AST Research, Inc. and American Stock Transfer & Trust Co. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.1 Lease Agreement dated November 1, 1985 pertaining to AST Europe Limited premises at Goat Wharf, Brentford in the London Borough of Hounslow (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-13941).
10.2   Joint  Venture Contract dated September 7, 1993 between Tianjin  Economic
       - Technological Development Area Business Development Co. and AST Research (Far East) Limited (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1994, Commission File No. 0-13941).
10.3 Employment Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.4 Capital Grant Agreement dated November 9, 1993 between the Industrial Development Authority, AST Ireland Limited and AST Research, Inc. (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.5 Settlement Agreement and Release dated January 1, 1995, between AST Research, Inc. and Texas Instruments Incorporated (confidential treatment is requested with respect to portions of this exhibit) (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995, Commission File No. 0-13941).
10.6 Strategic Alliance Agreement dated February 27, 1995 between AST Research, Inc., and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.7 Confidentiality Agreement dated December 21, 1994 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.8 Registration Rights Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.9 Stockholder Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company, Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.10 Amendment to Stockholder Agreement dated December 21, 1995 to Stockholder Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Company Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1995, Commission File No. 0-13941).


Exhibit
Number                          Description

10.11 Component Sales Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.12  Cooperative  Procurement  Agreement  dated  July  31,  1995  between  AST
       Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.13 Marketing Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.14  AST  OEM  Supply  to  SEC  Agreement dated  July  31,  1995  between  AST
       Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.15  SEC  OEM  Supply  to  AST  Agreement dated  July  31,  1995  between  AST
       Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.16 Joint Development and Technical Cooperation Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.17 Patent Cross License Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.18 Employee Exchange Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.19 General Terms Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.20 Letter Agreement dated July 31, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1995, Commission File No. 0-13941).
10.21 Additional Support Agreement dated December 21, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 1995, Commission File No. 0-13941).
10.22 Credit Agreement dated December 27, 1995 among AST Research, Inc., Bank of America NT & SA as agent and the other financial institutions party hereto (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).
10.23 First Amendment to Credit Agreement dated February 29, 1996 among AST Research, Inc., Bank of America NT & SA as agent and the other financial institutions party hereto (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).


Exhibit
Number                          Description

10.24 Server Technology Transfer Agreement dated February 22, 1996, between AST Ireland Limited and Samsung Electronics Co. Ltd. (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).
10.25 Strategic Consulting Agreement, dated February 22, 1996, between AST Ireland Limited and Samsung Electronics Co. Ltd. (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996, Commission File No. 0-13941).
10.26 Intellectual Property Assignment Agreement dated June 27, 1996, between AST Research, Inc. and Samsung Electronics Co. Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 1996, Commission File No. 0-13941).
10.27 Second Additional Support Agreement dated December 13, 1996 between AST Research, Inc. and Samsung Electronics Co., Ltd., (incorporated by reference to referenced exhibit number of the Company's' Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).
10.28 Credit Agreement dated December 12, 1996 between AST Research, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).
10.29 Credit Agreement dated December 13, 1996 between AST Research, Inc. and Bank of America NT & SA (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).
10.30 Credit Agreement dated December 13, 1996 between AST Research, Inc. and Societe General (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).
10.31 Second Amendment to Credit Agreement December 13, 1996 among AST Research, Inc., Bank of America NT & SA as agent and the other financial institutions party hereto (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).
10.32 First Intellectual Property Option Exercise dated December 17, 1996 between AST Research and Samsung Electronics Company Limited (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 26, 1996, Commission File No. 0-13941).



Executive Compensation Plans and Arrangements

10.75* 1987  Employee  Bonus  Plan  (incorporated  by  reference  to  referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-13941).
10.76* Form of Indemnification Agreement, as amended to date.
10.77* Form  of  Indemnification Trust Agreement (incorporated by  reference  to referenced exhibit number of the Company's Registration of Securities  of
       Certain Successor Issuers on Form 8-B, Commission File No.     0-13941).
10.78* 1989 Long-Term Incentive Program (incorporated by reference to exhibit numbers 4.1, 4.2, 4.3 and 4.4 of the Company's Registration Statement on Form S-8, Registration No. 33-29345).
10.79* Amendment to 1989 Long-Term Incentive Program related to increase in number of shares (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).


Exhibit
Number                          Description

10.80* Nonqualified  Common Stock Option Agreement for officers under  the  1989
       Long-Term Incentive Program, approved by Compensation Committee January 23, 1992 pursuant to administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.81* Amendment   to  Officers  Nonqualified  Common  Stock  Option  Agreement,
       approved   by  Compensation  Committee  January  23,  1992  pursuant   to
       administrative authority under such plan (incorporated by reference to referenced exhibit number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.82* Amendment  to  AST  Research,  Inc.  1989  Long-Term  Incentive   Program
       (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.83* Supplemental   Medical  Plan  for  Executives  of  AST   Research,   Inc.
       (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, Commission File No. 0-13941).
10.84* Form  of Warrant Certificate issued to Non-Employee Directors in December
       1990 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.85* Form  of Warrant Certificate issued to Non-Employee Director in July 1992
       (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1992, Commission File No. 0-13941).
10.86* Form  of  Amendment to Warrant Certificate dated as of February 27,  1995
       (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.87* 1991  Stock  Option  Plan  for  Non-Employee Directors  (incorporated  by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.88* Form  of Nonqualified Stock Option agreement under 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).
10.89* Amendment  to  AST Research, Inc. 1991 Stock Option Plan for Non-Employee
       Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.90* Amendment  to  the  AST Research, Inc. 1991 Stock Option  Plan  for  Non-
       Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's Solicitation and Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.91* Amendment  to  AST Research, Inc. 1991 Stock Option Plan for Non-Employee
       Directors (comprised of resolutions adopted by the Board of Directors on July 27, 1995) (incorporated by reference to Exhibit 4.1 of the
       Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-00489).
10.92* Employment Agreement dated as of July 27, 1993 between Safi U. Qureshey and AST Research, Inc. (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form
       10-K  for  the  fiscal year ended July 3, 1993, Commission  File  No.  0-
       13941).
10.93* Amendment to and Clarification of Employment Agreement dated as of February 27, 1995 between AST Research Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 1995, Commission File No. 0-13941).
10.94* Form of Severance Compensation Agreement (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, Commission File No. 0-13941).


Exhibit
Number                          Description

10.95* Form  of  Amendment to Executive Officer Severance Compensation Agreement
       (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.96* Form  of  Amendment  to  Vice President Severance Compensation  Agreement
       (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.97* Amendment  to  Severance Compensation Agreement dated February  27,  1995 between AST Research, Inc. and Safi U. Qureshey (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.98* Involuntary  Termination Policy dated September 2, 1994 (incorporated  by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.99* AST  Research,  Inc.  1994  One-Time Grant Stock  Option  Plan  for  Non-
       Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.100*Option  Agreement  Under  AST Research, Inc. 1994  One-Time  Grant  Stock
       Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).
10.101*Amendment  to  the  AST Research, Inc. 1994 One-Time Grant  Stock  Option
       Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.102*Form  of Acknowledgment/Consent to Waiver of Rights under the 1991  Stock
       Option Plan for Non-Employee Directors and/or AST Research Inc. 1994 One-Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-44159).
10.103*Performance  Based  Annual  Management Incentive  Plan  (incorporated  by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-13941).
10.104*President's  Plan  (comprised of resolutions  adopted  by  the  Board  of
       Directors  on  November 2, 1995)  (incorporated by reference  to  Exhibit
       4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-00487).
10.105*Form   of   Nonqualified  Stock  Option  Agreement  pertaining   to   the
       President's Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-00487).
10.106*AST  Research, Inc. Profit Sharing Plus Plan, amended and restated as  of
       July 1, 1993 (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).
10.107*First Amendment to the AST Research, Inc. Profit Sharing Plus Plan effective January 1, 1996 (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).
10.108*# 1996  Non-Employee Director Plan (comprised of resolutions  adopted by the Board of Directors on November 26, 1996).
21. #  Subsidiaries of the registrant.
23. #  Consent of Independent Auditors.
24. # Power of Attorney (included on the signature pages of this Annual Report on Form 10-K).
27. #  Financial Data Schedule.

#     Filed herewith
*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
 Item 14(c).

(b)  Reports on Form 8-K


     On October 7, 1996, the Company filed a report on Form 8-K reporting, under
     Item 5 thereof, that Michael Willcocks, Senior Vice President, Asia Pacific, and Gerald T. Devlin, Senior Vice President, Americas, resigned. The Company also announced that Hoon Choo joined the Company as Senior Vice President, Asia Pacific.

     On October 11, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that Dennis R. Leibel, Senior Vice President, Legal, Administration and Secretary, retired.

     On November 11, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it signed a non-binding letter of intent with Samsung Electronics Co., Ltd. ("Samsung") to provide certain additional financial support to the Company as consideration for shares of non-voting Preferred Stock. The Company also reported that Roger W. Johnson has been named as a member of the Company's Board of Directors. In addition, the Company released results of the third quarter of fiscal year 1996, reporting a net loss of $135.3 million, or $2.41 per share.

     On December 26, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it signed a Second Additional Support Agreement with Samsung Electronics Co. Ltd. ("Samsung") to provide certain additional financial support to the Company as consideration for shares of non-voting preferred stock. In addition, on December 26, 1996, the Company reported that it renewed its present $200 million credit line with a consortium of nine banks. The Company further reported that Samsung has exercised its option to purchase a first group of intellectual properties pursuant to the Intellectual Property Assignment Agreement dated June 27, 1996 for a payment of $10 million.


AST Advantage!, AST Adventure!, AST Premmia, AST Research, GRiDPAD, GRiD, Victor and PalmPad are registered trademarks of AST Research, Inc. AST Computer, the AST Computer logo, AST Works, Ascentia, ASTVision, Pronto!, Pronto! Pro, Percepta, Bravo, Convertible, ExeCare, Manhattan, PowerExec, and Premmia are trademarks of AST Research, Inc. OverDrive and Pentium are registered trademarks of Intel Corporation. Pentium Pro is a trademark of Intel Corporation. OS/2 is a registered trademark of International Business Machines Corporation. NetWare is a registered trademark of Novell, Inc. MS-DOS is a registered trademark and Encarta is a trademark of Microsoft Corporation. Radio Shack is a registered service mark of Tandy Corporation. Prodigy is a registered trademark of the Prodigy Services Corporation. America Online is a registered service mark of America Online, Inc. CompuServe is a registered service mark of CompuServe, Inc. Liquid Yield Option and LYON are trademarks of Merrill Lynch & Co. All other product or service names mentioned herein may be trademarks or registered trademarks of their respective owners. Reference to the "Energy Star" program does not represent EPA endorsement of any product or service. Copyright (C)1996 AST Research, Inc. All Rights Reserved.


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 28, 1997.

                                        AST RESEARCH, INC.


Date:  March 28, 1997                   By:  \s\ WON S. YANG
                                                 Won S. Yang
                                                 Senior Vice President
                                                 and  Chief Financial  Officer
                                                (Acting)



                              POWER OF ATTORNEY

    We, the undersigned directors and officers of AST Research, Inc., do hereby constitute and appoint Young Soo Kim our true and lawful attorney-in-fact and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


   Signature                  Title                   Date

\s\Young Soo Kim       President, Chief Executive Officer
Young Soo Kim          and Director
                       (Principal Executive Officer)            March 28, 1997

s\Won Suk Yang            Senior Vice President, and Chief
Won Suk Yank              Financial Officer
                          (Acting Principal Financial Officer)  March 28, 1997

\s\Mark P. de Raad        Vice President, Controller and
Mark P. de Raad           Principal Accounting Officer          March 28, 1997

\s\Kwang-Ho Kim           Chairman of the Board and Director    March 28, 1997
Kwang-Ho Kim

\s\Safi U. Qureshey       Chairman of the Board, Emeritus
Safi U. Qureshey          and Director                          March 28, 1997

\s\Richard J. Goeglein
Richard J. Goeglein       Director                              March 28, 1997

\s\Roger W. Johnson
Roger Johnson             Director                              March 28, 1997

\s\Ho Moon Kang
Ho Moon Kang              Director                              March 28, 1997

\s\Jack W. Peltason
Jack W. Peltason          Director                              March 28, 1997

\s\Bo-Soon Song
Bo-Soon Song              Director                              March 28, 1997

\s\Yong-Ro Song
Yong-Ro Song              Director                              March 28, 1997
















                                                       SCHEDULE II


                               AST RESEARCH, INC.
           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        AT AND FOR THE YEAR ENDED DECEMBER 28, 1996, THE SIX MONTHS ENDED
DECEMBER 30, 1995, AND AT AND FOR THE YEARS ENDED JULY 1, 1995, AND JULY 2, 1994
                                 (IN THOUSANDS)

[CAPTION]

------------------------------------------------------------------------------------------------------------------
                                                       Fiscal Year       Six Months
                                                          Ended            Ended              Fiscal Year Ended
                                                       December 28,      December 30,     July 1,       July 2,
                                                           1996               1995          1995          1994
------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of period                             $    18,629       $ 17,452      $ 17,564      $ 11,671
Additions charged to expense                                   7,135          2,321         6,091        13,219
Reductions                                                    (5,521)        (1,144)       (6,203)       (7,326)
------------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $    20,243       $ 18,629      $ 17,452      $ 17,564
==================================================================================================================


ALLOWANCE FOR SALES RETURNS AND
  PRICE PROTECTION

Balance, beginning of period                             $   26,233        $ 19,514      $ 15,137      $  9,120
Net additions (reductions) charged to sales                  20,457           6,719         4,377         6,017
------------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $   46,690        $ 26,233      $ 19,514      $ 15,137
==================================================================================================================



RESERVE FOR EXCESS OR OBSOLETE INVENTORY


Balance, beginning of period                             $  49,351         $ 45,536      $ 65,268      $ 35,595
Net additions (reductions) charged to expense                3,870            3,815       (19,732)       29,673
------------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $  53,221         $ 49,351      $ 45,536      $ 65,268
==================================================================================================================