Form 10-K405/A
period 1996-12-28
AST RESEARCH INC /DE/
filed 1997-04-25
CIK 725182

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                FORM 10-K405/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ----------   ----------

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

                              Title of each class
                              -------------------
                     Common Stock, par value $.01 per share
                           __________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                -     --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $138,684,525 (computed using the closing price of $4.75 per share of Common Stock on April 14, 1997 reported by NASDAQ, based on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 57,964,830 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 14, 1997.

                           __________________________

Parts III and IV of the Annual Report on Form 10-K for the fiscal year ended December 28, 1996 are amended in their entirety as follows:


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth on Schedule I to the AST Research, Inc. Solicitation/Recommendation Statement on Schedule 14D-9, as filed with the Securities and Exchange Commission on April 21, 1997 and attached hereto as
Exhibit 99.1 ("Schedule I"), under the captions "BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS", is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth on Schedule I, under the captions "BOARD OF DIRECTORS", "EXECUTIVE OFFICERS" and "EXECUTIVE COMPENSATION" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth on Schedule I, under the caption "OUTSTANDING VOTING STOCK" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth on Schedule I, under the caption "CERTAIN TRANSACTIONS" is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements
          --------------------

          See Index to Consolidated Financial Statements at Item 8 on Page 31 of the AST Research, Inc. Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

     (2)  Financial Statement Schedule
          ----------------------------

          II - Consolidated Valuation and Qualifying Accounts and Reserves, as
          filed with the AST Research   Inc. Annual Report on Form 10-K for the
          fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

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

2.2    Agreement of Stock Purchase dated as of February 27, 1995 between AST
       Research, Inc. and Samsung Electronics Company Ltd. (incorporated by reference to referenced exhibit number of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3,
       1995, Commission File No. 0-13941).

2.2.1 Amendment No. 1 to Stock Purchase Agreement dated as of June 1, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd.
       (incorporated by reference to referenced exhibit number of the Company's
       Solicitation/Recommendation Statement on Amendment No. 1 to Schedule 14D-
       9 as filed with the Securities and Exchange Commission on June 8, 1995,
       SEC File No. 005-44159).

2.2.2 Amendment No. 2 to Stock Purchase Agreement dated as of July 29, 1995 between AST Research, Inc. and Samsung Electronics Co., Ltd.
       (incorporated by reference to referenced exhibit number of the Company's
       Current Report on Form 8-K as filed with the Securities and Exchange
       Commission on August 7, 1995, Commission File No. 0-13941).

2.3    Offer to Purchase, dated April 21, 1997 (incorporated by reference to the
       Company's Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on April 21, 1997).

2.4    Agreement and Plan of Merger, dated April 14, 1997, by and among Samsung
       Electronics Co., Ltd., AST Acquisition, Inc. and AST Research, Inc.
       (incorporated by reference to the Company's Solicitation/Recommendation
       Statement on Schedule 14D-9 as filed with the Securities and Exchange
       Commission on April 21, 1997).

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



Exhibit
Number                               Description
------                               -----------
4.1    Form of Amended and Restated Rights Agreement dated as of January 28,
       1994 between the Company and American Stock Transfer & Trust Co., as
       Successor Rights Agent (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994), and Certificate of Designation of
       Preferred Stock and Rights Certificate and Summary of Terms of the
       Company's Shareholder Rights Plan which were included as exhibits to the original Rights Agreement dated as of August 15, 1989 (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-
       A as filed with the Securities and Exchange Commission on August 14,
       1989, Commission File No. 0-13941).

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


Exhibit
Number                             Description
------                             -----------
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



Exhibit
Number                            Description
------                            -----------
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

10.33 Second Amendment to Rights Agreement, dated as of April 15, 1997, by and between AST Research, Inc. and American Stock Transfer and Trust Company, as Successor Rights Agent (incorporated by reference to the Company's
       Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on April 21, 1997).

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


Exhibit
Number                            Description
-------                           -----------
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

10.86* Form of Amendment to Warrant Certificate dated as of February 27, 1995
       (incorporated by reference to referenced exhibit number of  the Company's
       Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No. 005-
       44159).

10.87* 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-
       13941).

10.88* Form of Nonqualified Stock Option agreement under 1991 Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1991, Commission File No. 0-13941).

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

10.91* Amendment to AST Research, Inc. 1991 Stock Option Plan for Non-Employee
       Directors (comprised of resolutions adopted by the Board of Directors on July 27, 1995) (incorporated by reference to Exhibit 4.1 of the
       Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No. 333-
       00489).

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


Exhibit
Number                               Description
------                               -----------
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

10.98* Involuntary Termination Policy dated September 2, 1994 (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-
        13941).

10.99*  AST Research, Inc. 1994 One-Time Grant Stock Option Plan for Non-
        Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-13941).

10.100* Option Agreement Under AST Research, Inc. 1994 One-Time Grant Stock
        Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994, Commission File No. 0-
        13941).

10.101* Amendment to the AST Research, Inc. 1994 One-Time Grant Stock Option
        Plan for Non-Employee Directors dated February 27, 1995 (incorporated by reference to referenced exhibit number of the Company's
        Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No.
        005-44159).

10.102* Form of Acknowledgment/Consent to Waiver of Rights under the 1991 Stock
        Option Plan for Non-Employee Directors and/or AST Research Inc. 1994 One-
        Time Grant Stock Option Plan for Non-Employee Directors (incorporated by reference to referenced exhibit number of the Company's
        Solicitation/Recommendation Statement on Schedule 14D-9 as filed with the Securities and Exchange Commission on March 6, 1995, SEC File No.
        005-44159).

10.103* Performance Based Annual Management Incentive Plan (incorporated by reference to referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, Commission File No. 0-
        13941).

10.104* President's Plan (comprised of resolutions adopted by the Board of Directors on November 2, 1995) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No.
        333-00487).

10.105* Form of Nonqualified Stock Option Agreement pertaining to the
        President's Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 26, 1996, Registration No.
        333-00487).

10.106* AST Research, Inc. Profit Sharing Plus Plan, amended and restated as of
        July 1, 1993 (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended
        December 30, 1995, Commission File No. 0-13941).

10.107* First Amendment to the AST Research, Inc. Profit Sharing Plus Plan effective January 1, 1996 (incorporated by reference to referenced exhibit number of the Company's Transition Report on Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-13941).

10.108* 1996 Non-Employee Director Plan (comprised of resolutions adopted by the Board of Directors on November 26, 1996) (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended
        December 28, 1996).

10.109* Implementation Supplement to Employment Agreement, dated April 19,
        1997, between AST Research, Inc. and Safi Qureshey (incorporated by reference to the Company's Solicitation/Recommendation Statement on
        Schedule 14D-9 as filed with the Securities and Exchange Commission on April 21, 1997).

21. Subsidiaries of the registrant (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December
        28, 1996).

23. Consent of Independent Auditors (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December
        28, 1996).


Exhibit
Number                              Description
-------                             -----------
24.    Power of Attorney (incorporated by reference to the Company's Annual
       Report on Form 10K for the fiscal year ended December 28, 1996).

27.    Financial Data Schedule (incorporated by reference to the Company's
       Annual Report on Form 10K for the fiscal year ended December 28, 1996).

99.1#  Schedule I to the Company's Solicitation/Recommendation Statement on
       Schedule 14D-9 as filed with the Securities and Exchange Commission on April 21, 1997.

# Filed herewith
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K
     -------------------

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              AST Research, Inc.


                                  ---------------------------------------
                                                 (Registrant)



                              By  /s/ WON S. YANG
                                  ---------------------------------------
                                  Won S. Yang
                                  Senior Vice President
                                  and Chief Financial Officer (Acting)


Date:   April 25, 1997