Form 10-Q
period 1997-03-29
AST RESEARCH INC /DE/
filed 1997-05-13
CIK 725182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-Q

    (MARK ONE)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  MARCH 29, 1997

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM             TO
                                   -----------    ------------

                          COMMISSION FILE NO. 0-13941
                       ---------------------------------
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

     There were 57,964,830 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 25, 1997.





                               AST RESEARCH, INC.
                                     INDEX

                                                                      Page

     PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                    at March 29, 1997 (Unaudited)
                    and December 28, 1996                                3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the three months ended
                  March  29, 1997 and March 30, 1996                     4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the three months ended
                    March 29, 1997 and March 30, 1996                    5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                            6-11


        Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                         12-22


     PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings                                  23-24

        Item 6.   Exhibits and Reports on Form 8-K                      25



      SIGNATURE                                                         25




This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in `Management's Discussion and Analysis of Financial Condition and Results of Operations''and ``Additional Factors That May Affect Future Results'' thereunder and elsewhere herein.
                               AST RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                               March 29,        December 28,
                                                 1997               1996
(In thousands, except share amounts)          (Unaudited)
--------------------------------------------------------------------------------
ASSETS

 Current assets:

  Cash and cash equivalents                  $  31,699           $ 61,063
  Accounts receivable, net of
   allowance for doubtful accounts
   of $18,741 at March 29, 1997
   and $20,243 at December 28, 1996,
   respectively                                287,146            400,061
  Inventories                                  139,571            139,007
  Deferred income taxes                         18,888             18,813
  Other current assets                          31,056             19,949
--------------------------------------------------------------------------------
      Total current assets                     508,360            638,893

 Property and equipment, net                    95,407             91,612

 Other assets                                   93,618            100,552
--------------------------------------------------------------------------------
                                             $ 697,385           $831,057
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
 Current liabilities:

  Short-term borrowings                      $ 249,869           $175,000
  Accounts payable, including
   payable to related party of
   $36,880 at March 29, 1997 and
   $58,394 at December 28, 1996,
   respectively                                197,668            272,693
  Accrued salaries, wages
   and employee benefits                        15,725             15,684
  Other accrued liabilities                    160,741            184,664
  Income taxes payable                          32,593             31,610
  Current portion of long-term debt                261                291
--------------------------------------------------------------------------------
      Total current liabilities                656,857            679,942

 Long-term debt                                131,649            131,737
 Other non-current liabilities                   4,721              7,238
 Commitments and contingencies

 Shareholders' equity (net capital deficiency):

  Preferred stock, par value $.01;
   1,000,000 shares authorized,
   500,000 shares issued and outstanding
   at March 29, 1997 and December 28, 1996,
   respectively; liquidation preference
   of $32,500,000                               27,780             27,780
  Common stock, par value $.01;
   200,000,000 shares authorized,
   57,964,830 shares issued and
   outstanding at March 29, 1997
   and 44,679,400 shares at
   December 28, 1996, respectively                 580                578
  Additional capital                           507,661            505,797
  Accumulated deficit                         (631,863)          (522,015)
--------------------------------------------------------------------------------
      Total shareholders' equity
      (net capital deficiency)                 (95,842)            12,140
--------------------------------------------------------------------------------
                                             $ 697,385           $831,057
================================================================================

                            See accompanying notes.

                               AST RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                     --------------------------
                                                       March 29,   March 30,
(In thousands, except per share amounts)                  1997        1996
--------------------------------------------------------------------------------
Net sales                                              $346,942    $519,972
Revenue from related party                                    -      10,000
--------------------------------------------------------------------------------
Total revenue                                           346,942     529,972

Cost of sales                                           352,966     549,618
--------------------------------------------------------------------------------
Gross loss                                               (6,024)    (19,646)

Selling, general and administrative expenses             79,517      76,983
Engineering and development expenses                     11,453      10,514
--------------------------------------------------------------------------------
Total operating expenses                                 90,970      87,497
--------------------------------------------------------------------------------
Operating loss                                          (96,994)   (107,143)

Financing and other expense, net                        (11,883)     (8,617)
--------------------------------------------------------------------------------
Loss before income taxes                               (108,877)   (115,760))

Income tax provision                                        971           -
--------------------------------------------------------------------------------

Net loss                                               (109,848)   $(115,760)
================================================================================

Net loss per share                                     $  (1.90)   $   (2.59)
================================================================================

Weighted average common shares outstanding               57,894       44,682
================================================================================


                            See accompanying notes.


                               AST RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended

                                                     March 29,     March 30,
(In thousands)                                         1997           1996
Net cash used in operating activities               $(103,341)    $  (4,896)

Cash flows from investing activities:
  Purchases of capital equipment, net                  (7,882)       (4,848)
  Purchases of other assets, net                         (102)         (773)
--------------------------------------------------------------------------------
     Net cash used in investing activities             (7,984)       (5,621)

Cash flows from financing activities:
  Short-term borrowings, net                           74,869        10,000
  Repayment of long-term debt                              (8)       (2,002)
  Proceeds from issuance of common stock, net             786            36
--------------------------------------------------------------------------------
     Net cash provided by financing activities         75,647         8,034

Effect of exchange rate changes on cash and
  cash equivalents                                      6,314         3,953
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                    (29,364)        1,470

Cash and cash equivalents at beginning of period       61,063       125,387
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $  31,699      $126,857
================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                       $   2,404       $   866
     Income taxes                                   $      22       $     -
================================================================================

                             See accompanying notes


                                       .
                               AST RESEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 29, 1997



Basis of Presentation

  The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 28, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

  The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996 (`fiscal year 1996''). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Income Taxes

  The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the pretax loss of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 `Accounting for Income Taxes,'' that the ultimate realization of net deferred tax assets is more likely than not.

  For the three-month period ended March 29, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from the current operating loss.

  Sections 382 and 383 of the Internal Revenue Code of 1986 (``the Code'') place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation (`Tandy'') and Samsung Electronics Co., Ltd, (``Samsung'') on July 11, 1996, the Company experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited. Should the Tender Offer and Merger Agreement be completed as proposed (see Subsequent Events), the Company's ability to realize benefits from certain of its net deferred tax assets may be impaired.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

--------------------------------------------------------------------------------
                                                March 29,         December 28,
(In thousands)                                    1997                 1996
--------------------------------------------------------------------------------
Purchased parts                                $ 70,372            $ 68,877
Work in process                                  12,127               7,380
Finished goods                                   57,072              62,750
--------------------------------------------------------------------------------
                                               $139,571            $139,007
================================================================================


Restructuring

  At December 28, 1996, $5.2 million of the $125 million restructuring charge incurred in connection with the 1993 acquisition of certain assets and assumption of certain liabilities of Tandy's personal computer manufacturing operation remained accrued on the Company's condensed consolidated balance sheet. During the three months ended March 29, 1997, the Company incurred cash expenditures of $0.4 million and non-cash charges of $0.1 million, related primarily to remaining lease obligations. At March 29, 1997, $4.7 million of the remaining restructuring accrual consists primarily of amounts provided for remaining lease obligations and the write-down of related leasehold improvements to net realizable value. The lease payments are expected to be completed in fiscal year 1999.

  At December 28, 1996, approximately $3.0 million of the $13.0 million restructuring charge incurred in transition period 1995, in connection with the Company's decision to increase its utilization of third-party board design and manufacturing, remained accrued on the Company's condensed consolidated balance sheet. During the three months ended March 29, 1997, the Company incurred cash expenditures of $0.9 million and non-cash charges of $0.1 million, related primarily to severance payments, asset write-downs and lease payments for closed facilities. At March 29, 1997, $2.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of reserves for asset write-downs and provisions for remaining lease obligations. As of March 29, 1997, approximately $5.1 million of the total $11.0 million restructuring charge utilized to date relates to severance payments made to the approximately 1,570 employees who have been terminated under this plan. As of March 29, 1997, the majority of the restructuring has been completed although certain lease obligations will continue through fiscal year 1998.

  At December 28, 1996, approximately $2.1 million of the $6.5 million restructuring charge incurred in the second quarter of fiscal year 1996, in connection with the consolidation and closure of certain regional offices and reconfiguration centers and the suspension of its notebook manufacturing operations in Taiwan, and the transfer of notebook manufacturing to third-party original equipment manufacturers, remained accrued on the Company's condensed consolidated balance sheet. During the three months ended March 29, 1997, the Company incurred cash expenditures of $0.1 million, related primarily to lease payments for closed facilities. At March 29, 1997, approximately $2.0 million of the restructuring accrual remained on the Company's condensed consolidated balance sheet, consisting primarily of reserves for asset write-downs and provisions for remaining lease obligations. As of March 29, 1997, 250 employees have been terminated under this plan, and the total $3.1 million accrued for severance payments has been paid. As of March 29, 1997, the majority of the restructuring has been completed, although certain lease obligations will continue through fiscal year 2001.

  During April 1997, in response to the Company's first quarter 1997 results, the Company decided to restructure its operations. On April 21, 1997, the Company announced plans to reduce its workforce by 25%. This workforce reduction was implemented by the Company through a reduction of approximately 1,000 contract, temporary, and full-time employees in various functions. In addition, the Company plans to consolidate various operations, including the closure of certain regional offices and to refocus the Company's product and
marketing strategies.   The Company expects to finalize its plans and record a
restructuring charge of approximately $10 to $15 million in the consolidated results of operations during the second quarter of fiscal year 1997.

  No assurance can be given that the previous and the anticipated restructuring actions will be successful or that other restructuring actions will not be required in the future.

Financing and other expense

  Financing and other expense consist of the following:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                   ----------------------------
                                                        March 29,   March 30,
(In thousands)                                            1997         1996
--------------------------------------------------------------------------------
Interest income                                        $    409     $ 1,022
Interest expense                                        (11,822)     (7,815)
Foreign exchange gain (loss)                               (345)     (1,541)
Other                                                      (125)       (283)
--------------------------------------------------------------------------------
                                                       $(11,883)    $(8,617)
================================================================================


Per Share Information

  Primary loss per common share have been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share.
SFAS 128 is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic earnings per share and diluted earnings per share. The impact of adopting SFAS 128 on the computation of earnings or loss per share is not expected to be material.

Contingencies

  The Internal Revenue Service (``IRS'') is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $12.6 million, plus accrued interest of $17.2 million. Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development because the method used in determining the original proposed adjustments was not adopted in the final regulations. Management believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

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

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. A settlement agreement dated February 28, 1997 was signed by the Company to settle each of these California and New Jersey class actions, and the settlement is subject to court approval. The settlement requires the Company to make payments to certain prior purchasers of the Company's monitors who apply for rebates after the purchase of additional Company products, or in a reduced amount three years after the rebate period starts. The Company is currently unable to estimate the amount of any loss that may be realized in the event the settlement should not be approved and there is an unfavorable outcome in any or all of these cases. However, based on preliminary facts available to the Company, management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations.

  The Company has been named, along with Samsung and certain current and former members of the Company's Board of Directors, as a defendant in twelve shareholder class action lawsuits filed on or shortly after January 31, 1997. Eleven class action complaints were filed in the Court of Chancery in New Castle County, Delaware, under case names Miller v. Kim, et al; Tepper v. Samsung Electronics Co., Ltd., et al.; Kenneth Steiner v. Kim, et al.; William Steiner
v. Kim, et al.; Zeiff v. AST Research, Inc., et al; Schultz v. Choo, et al.; Ungar v. AST Research, Inc. et al.; Schnoll v. AST Research, Inc., et al.; Krim
v. AST Research, Inc., et al.; Jaroslawicz v. Kim, et al.; and Rattner v. Samsung Electronics Co., Ltd. A separate class action complaint was filed but not served on January 31, 1997 in the Superior Court for the County of Orange, California, under case name Sigler v. AST Research, Inc., et al. On March 26, 1997, Sigler filed a First Amended complaint in the California action, which names Samsung Electronics Co., Ltd. as the only defendant. The Plaintiffs allege that the defendants have engaged in an unlawful scheme to enable Samsung to acquire all outstanding shares of the Company's stock not previously owned by Samsung for inadequate consideration and in violation of the defendants' fiduciary duties. The plaintiffs seek to enjoin Samsung's proposed purchase of the Company's outstanding shares and request unspecified monetary damages, including attorney and expert fees and costs. On February 27, 1997, the plaintiffs in the Delaware cases submitted a proposed Order of Consolidation to the court, which was entered on March 7, 1997, and the cases were consolidated as the `Delaware Action'' under the heading In Re AST Research, Inc.
Shareholder Litigation. Concurrent with the execution of the Merger Agreement (see Subsequent Events below), Samsung entered into a Memorandum of Understanding with the plaintiffs in the Delaware Action. The Memorandum of Understanding calls for a definitive settlement agreement which will provide for class certification, notice to the members of the class, a release of all claims against the defendants and dismissal of the Delaware Action. The settlement is subject to discovery to confirm that the settlement is in the best interests of the shareholders of the Company and to Delaware Chancery Court approval. If the settlement is approved by the Delaware Chancery Court and implemented, counsel for the Delaware Plaintiffs will apply for an award of attorneys' fees and costs to be paid by Samsung in an amount not to exceed $875,000, and defendants will not oppose that application. The parties intend to seek to complete the process of entering into, implementing and seeking Delaware Chancery Court approval of, the settlement agreement provided for in the Memorandum of Understanding as soon as possible.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Related Party Transactions

  On February 22, 1996, the Company entered into a Server Technology Transfer Agreement and a Strategic Consulting Agreement with Samsung. The Server Technology Transfer Agreement grants Samsung a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products. The Strategic Consulting Agreement grants Samsung a royalty-free license through July 31, 2000 to use various marketing and sales planning studies provided by the Company. Under each agreement, Samsung paid
$5 million to the Company. These amounts are not refundable under any circumstance and are not contingent upon the rendering of future services by the Company. As a result of these agreements, $10.0 million was recorded as revenue from related party in the quarter ended March 30, 1996.
  During the three-month periods ended March 29, 1997 and March 30, 1996, the Company purchased components and products from Samsung of approximately $78.4 million and $84.4 million, respectively. Amounts payable to Samsung at March 29, 1997 and December 28, 1996 were $36.9 million and $58.4 million, respectively.

  During the first quarter of fiscal year 1997, Samsung paid the salaries of certain employees of the Company. The Company recorded a capital contribution of $1.1 million, which represents the estimated compensation expense of the employees paid by Samsung.
Subsequent Events

  On April 14, 1997, the Company and Samsung entered into an Agreement and Plan of Merger (the `Merger Agreement'') which provides for the commencement of a cash tender offer (the `Tender Offer'') to purchase all of the issued and outstanding shares of the Company's common stock not currently owned by Samsung or its affiliates at a price of $5.40 per share. The Tender Offer was commenced April 21, 1997 and expires May 19, 1997, unless extended. The Merger Agreement provides that following the completion of the Tender Offer, the Company will be merged with Samsung or one of its subsidiaries, and the Company will become a subsidiary of Samsung.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 29, 1997
RESULTS OF OPERATIONS

  The following table represents the results of operations for the periods indicated as a percentage of total revenue.

--------------------------------------------------------------------------------
                                                   Percentage of Total Revenue
                                                        Three Months Ended
                                                      -----------------------
                                                       March 29,   March 30,
                                                          1997        1996
--------------------------------------------------------------------------------
Net sales                                                100.0%       98.1%
Revenue from related party                                 -           1.9
--------------------------------------------------------------------------------
Total revenue                                            100.0       100.0

Cost of sales                                            101.7       103.7
--------------------------------------------------------------------------------
Gross profit loss                                         (1.7)       (3.7)

Selling, general and
  administrative expenses                                 22.9        14.5
Engineering and development
  expenses                                                 3.4         2.0
--------------------------------------------------------------------------------
Operating loss                                           (28.0)      (20.2)

Financing and other expense                               (3.4)       (1.6)
--------------------------------------------------------------------------------
Loss before income taxes                                 (31.4)      (21.8)

Income tax provision                                      (0.3)          -
--------------------------------------------------------------------------------
Net loss                                                 (31.7%)     (21.8%)
================================================================================

The following table represents selected key asset turnover ratios for the periods indicated:

Days total revenue in
  accounts receivable                                     74.5        67.6
Inventory turnover (annualized)                           10.1        11.5
================================================================================



Total Revenue

  Net sales for the quarter ended March 29, 1997 decreased 33% to $346.9 million from $520.0 million in the comparable prior-year period. The decrease in sales during the quarter ended March 29, 1997 can primarily be attributed to a decrease in shipments of desktop systems and a decrease in average selling prices, which have continued to be negatively impacted by an extremely competitive pricing environment. Because of this environment, the Company has continued to take aggressive pricing actions within all of its regions to maintain its competitive market position. The Company anticipates that the industry's competitive pricing environment will continue and, as a result, that additional pricing actions may be necessary in order to maintain its competitive price and performance product profile. However, there can be no assurance that future pricing actions will be effective in maintaining existing unit sales or in stimulating unit sales growth.

  Net sales from desktop system products decreased 47% to $214.8 million in the first quarter of fiscal year 1997 from $407.2 million in the comparable prior-year period. The decline in sales can be attributed to a 26% decrease in shipments and aggressive industry pricing actions which led to lower average selling prices. Sales of the Company's desktop systems represented 62% and 78% of net sales for the first quarter of fiscal year 1997 and the first quarter of fiscal year 1996, respectively.

  Net sales from notebook computer products decreased 14% to $65.2 million in the first quarter of fiscal year 1997 from $75.5 million in the first quarter of fiscal year 1996. Unit shipments of notebook computers were consistent with the first quarter of fiscal year 1996. The decrease in notebook system sales can primarily be attributed to lower average selling prices per unit for the quarter ended March 29, 1997, as the Company was in the process of a product transition period in which prices on older notebook products were reduced. Net sales of the Company's notebook computer products represented 19% and 15% of net sales for the first quarter of fiscal year 1997 and the first quarter of fiscal year 1996, respectively.

  Net sales from the Company's Americas region, which includes the United
States and Canada, decreased 33% to $175.5 million in the first quarter of fiscal year 1997, compared to $260.5 million in the first quarter of fiscal year 1996. Net sales to the independent reseller/dealer sales channel for the first quarter of fiscal year 1997 decreased 37% compared to the first quarter of fiscal year 1996, and accounted for 50% of total Americas region sales in the first quarter of fiscal year 1997 as compared to 54% of Americas region sales in the first quarter of fiscal year 1996. First quarter fiscal year 1997 sales to the consumer retail sales channel decreased 28% over the first quarter of fiscal year 1996, and accounted for 49% percent of total Americas region sales in the first quarter of fiscal year 1997 as compared to 46% of Americas region sales in the first quarter of fiscal year 1996.

  International sales, which includes the Company's Europe and Asia Pacific regions, decreased 34% to $171.4 million in the first quarter of fiscal year 1997 from $259.5 million in the first quarter of fiscal year 1996.
International sales represented 49% and 50% of net sales in the first quarter of fiscal year 1997 and the first quarter of fiscal year 1996, respectively. Net sales from the Company's Europe region decreased 37% in the first quarter of fiscal year 1997 from the first quarter of fiscal year 1996 primarily due to lower demand for the Company's products, a generally slower economic environment, and the impact of the Company's decision to restructure its operations in fiscal year 1996, which involved the closure of certain European sales offices.

  Sales from the Company's Asia Pacific region, which includes Asia, the Pacific Rim, and the Middle East, declined 23% in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996. The decrease in net sales was in part attributable to sales declines of 13% in the People's Republic of China (the `PRC''). Contributing to the decline in sales into the PRC was a significant increase in competitive pressures within the PRC marketplace, including a significant increase in locally produced, low cost computers. Also contributing to the decline in Asia Pacific sales was a 33% decline in sales in Australia and New Zealand, due to a decrease in demand for the Company's products and an increase in competitive pressures within those marketplaces.

  The results of the Company's international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. The Company's net sales were decreased 0.7% by fluctuations in the average value of the U.S. dollar relative to other currencies during the three-month period ended March 29, 1997 compared to an increase of 0.8% in the first quarter of fiscal year 1996, respectively.

  Total revenues for the three months ended March 30, 1996 include $10.0 million from a Server Technology Transfer Agreement and a Strategic Consulting Agreement (the `Technology Agreements'') with Samsung Electronics Co. Ltd. (`Samsung''). Under the agreements, entered into on February 22, 1996, Samsung agreed to pay $5 million for a royalty-free license through July 31, 2000 to use the technical information supplied by the Company to produce server technology products and $5 million for a royalty-free license through July 31, 2000 to use various marketing and sales planning studies conducted by the Company. Such amounts were recorded as revenue from related party in the condensed consolidated statement of operations for the three months ended March 30, 1996.

Gross Loss

  The Company's gross loss for the first quarter of fiscal year 1997 was 1.7% of total revenue compared to a gross loss of 3.7% of total revenue in the first quarter of fiscal year 1996. The decrease in the Company's gross loss resulted primarily from a reduction in cost of goods sold and a reduction in pricing actions as compared to the prior-year period. In the first quarter of fiscal year 1996, the Company implemented aggressive inventory reduction efforts, which required aggressive pricing actions which resulted in both lower average selling prices and lower margins on certain products. In addition, provisions for excess and obsolete inventory and for warranty claims were higher in the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1997.

  The Company believes that the industry will continue to be characterized by rapid technological advances and short product life-cycles resulting in continued risk of product obsolescence. If the Company's products become technically obsolete, the Company's net sales and profitability may be adversely affected. The personal computer industry continues to experience significant pricing pressures and the Company believes that industry consolidation and restructuring will continue to result in an aggressive pricing environment and continued pressure on the Company's gross profit margins during fiscal year 1997. During the first three months of fiscal year 1997, the Company and the majority of its competitors continued to introduce new, lower-priced, higher-performance personal computers resulting in continued pricing pressures on both new and older technology products. Future pricing actions by the Company and its competitors may continue to adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and could adversely affect the Company's financial position.

  The effect of foreign currency fluctuations on sales has a corresponding impact on gross loss, as the Company's production costs are incurred primarily in U.S. dollars. This period-to-period currency fluctuation increased the gross loss 0.6 percentage points for the three-month period ended March 29, 1997, compared to a decrease of the gross loss by 0.1 percentage points in the comparable prior-year period. If the value of the U.S. dollar strengthens in the future, gross margins of the Company will continue to be negatively impacted.

  The Company's gross loss for the first quarter of fiscal year 1996 was also reduced by 2.0 percentage points as a result of revenue of $10.0 million from the Technology Agreements with Samsung.

Operating Expenses

  Total selling, general and administrative expenses in the first quarter of fiscal year 1997 of $79.5 million increased by $2.5 million from the comparable prior-year period and represented 22.9% of total revenue, versus 14.5% of total revenue in the comparable prior-year period. This increase can primarily be attributed to higher legal and consulting fees, partially offset by lower advertising expenses.

  Engineering and development costs for the three-month period ended March 29, 1997 decreased by $0.9 million from the comparable prior-year period. The personal computer industry is characterized by increasingly rapid product life-cycles. Accordingly, the Company is committed to continued investment in research and development and believes that the timely introduction of enhanced products with favorable price/performance features is critical to the Company's future growth and competitive position in the marketplace. However, there can be no assurance that the Company's products will continue to be commercially successful or technically advanced, or that it will be able to deliver sufficient quantities of new products in a timely manner. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See `Additional Factors That May Affect Future Results''herein.

Other Income and Expense

  In the first quarter of fiscal year 1997, the Company incurred net interest expense of $11.4 million compared to $6.8 million in the first quarter of fiscal year 1996. Approximately $2.1 million of the increase in interest expense is due to higher amortization expense associated with the costs of obtaining Samsung credit line guarantees in December 1995 and December 1996. In addition, interest expense increased due to higher average borrowings in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996.

  For the three months ended March 29, 1997, the Company recognized net other expense of $0.5 million compared to net other expense of $1.8 million in the comparable prior-year period. Other expense relates primarily to net foreign currency transaction and remeasurement gains and losses and the costs associated with the Company's foreign currency hedging activities. The Company utilizes a limited hedging strategy which is designed to minimize the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations. See further discussion included under `Liquidity and Capital Resources.''

Income Tax Provision

  The Company realized an effective income tax provision rate of 0.9% and 0% during the first quarter of fiscal year 1997 and for the first quarter of fiscal year 1996, respectively. The increase in the fiscal year 1997 effective tax rate was due to an increase in U.S. taxes on the Company's foreign earnings.

  Realization of the deferred tax assets, which primarily relate to net operating loss carryforwards, inventory reserves and other accrued liabilities, is dependent on the Company generating approximately $143 million of future taxable income. Although the Company is primarily relying on certain tax planning strategies to generate such future taxable income, such income could also arise from reversals of existing taxable temporary differences and/or sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under `Additional Factors That May Affect Future Results.'' To the extent that estimates of future taxable income are reduced or not realized, the amount of the deferred tax asset considered realizable could be adversely affected.
Should the Tender Offer and Merger Agreement be completed as proposed, the Company's ability to realize a benefit from its net deferred tax asset, and a substantial portion of the Company's deferred tax asset from net operating loss carryovers that have been offset by a valuation allowance, would be impaired.

Asset Turnover Ratios

  Days total revenue in accounts receivable for the three-month period ended March 29, 1997 increased to 74.5 from 67.6 in the comparable prior-year period. The increase can be primarily attributed to slower collections within the European and Pacific Rim regions.

  Inventory turnover for the three-month period ended March 29, 1997 decreased to 10.1 from 11.5 turns in the comparable prior-year period. Inventory turns decreased primarily due to a decline in sales in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

Financing Requirements

  The Company's ability to fund its activities from operations is dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and the Company's ability to collect under such terms, the manner in which it finances any capital expansion and the Company's ability to access external sources of financing. As a result of the Company's recent operating losses, it has been necessary for the Company to look to Samsung, its largest shareholder, for financial support while management implements changes to the Company's business in order to return the Company to profitability. In addition to purchases of common stock from the Company aggregating $309.5 million, Samsung has provided credit guarantees aggregating $400 million that are available to support bank borrowings by the Company through December 31, 1998 (for which Samsung received additional Company equity securities then valued at $58.8 million) and a $100 million vendor credit line available through November 1997 to facilitate component purchases from Samsung.

  As of March 29, 1997, the Company had borrowed $249.9 million under bank lines supported by Samsung guarantees and had $36.9 million due to Samsung under the vendor credit line. The Company has additional borrowing availability under the loan guarantees of $150.1 million, all of which is available under current bank loan agreements. Management believes these financial resources will be sufficient to support the Company's liquidity requirements in fiscal 1997; however, in the event they are not, the Company would be required to seek additional financing from Samsung or others, for which it has no current commitments. The Company has not determined what steps it will take when the existing additional support agreements terminate in December 1998. The Company believes that it will have adequate time prior to the expiration of the support agreements to arrange for new sources of external financing. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from anticipated results. See `Additional Factors That May Affect Future Results''herein. However, if the Company is unable to arrange for external financing in December 1998, there would be a material adverse effect on the Company's business, financial position and results of operations.

  On December 14, 1993, the Company issued $315 million par value of Liquid Yield OptionTM Notes (`LYONs''), due December 14, 2013 and received total proceeds of approximately $111.7 million. The LYONs are zero coupon convertible subordinated notes which were sold at a significant discount from par value with a yield to maturity of 5.25% and a total value at maturity of $315 million payable in cash. There are no periodic payments of interest on the LYONs. Each $1,000 principal amount at maturity of LYONs is convertible into 12.993 shares of the Company's common stock at any time. Upon conversion of a LYON, the Company may elect to deliver shares of common stock at the conversion rate or cash equal to the market value of the shares of common stock into which the LYONs are convertible. The holder of a LYON may require the Company to purchase all or a portion of its LYONs on December 14, 1998, December 14, 2003 and December 14, 2008 (the "Purchase Dates"), and such payments may reduce the liquidity of the Company. However, the Company may, subject to certain exceptions, elect to pay the purchase price on any of the three Purchase Dates in cash or shares of common stock based upon its then fair market value as defined in the indenture, or any combination thereof.

  In addition, as of 35 business days after the occurrence of any change in control of the Company occurring on or prior to December 14, 1998, each LYON will be purchased for cash by the Company, at the option of the holder, for a purchase price equal to the issue price of the LYONs plus accrued original issue discount through the date set for such purchase. A change in control of the Company is deemed to have occurred under the terms of the LYONs at such time as any person, other than the Company, has become the beneficial owner of 50% or more of the Company's common stock or the Company is not the surviving corporation of any consolidation or merger of the Company. Samsung currently has 49.4% beneficial ownership of the Company. If the Tender Offer and Merger Agreement are completed, it would constitute a change in control and the holders of the LYONs would have the right to require the Company to redeem the LYONs at their issue price plus accrued original discount through the date set for such redemption. Samsung has represented to the Company in the Merger Agreement that Samsung has available credit lines or other sources of financing to fund the Company's redemption obligations with respect to the LYONs.

  No assurance can be given that, if required, additional financing in amounts in excess of the borrowing availability supported by current Samsung guarantees will be available on acceptable terms or at all.
  The Company's ability to continue its on-going operations on a long term basis is dependent upon its ability to maintain adequate financing levels, improve gross margins, and ultimately sustain a profitable level of operations. Management has developed plans to improve the Company's competitive position by increasing operating efficiencies, by more focused and aggressive marketing of the Company's products and through a sharing of expertise with Samsung, and it anticipates that these efforts will result in an improvement of the Company's gross margins and operating results. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to improve its gross margins and operating results, management will be required to significantly adjust the Company's operations. The foregoing forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from anticipated results. See `Additional Factors That May Affect Future Results''herein. However, if the Company is unable to arrange for external financing in December 1998, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

  At March 29, 1997, the Company has a $200 million revolving credit facility, guaranteed by Samsung as part of the Additional Support Agreement, with a final maturity date of December 25, 1997. The credit guarantee expires December 31, 1998. The revolving credit agreement allows the Company to borrow at a rate of LIBOR plus 0.375% per annum, or the bank's reference rate, at the Company's option. The Company is required to pay a commitment fee equal to 0.10% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. At March 29, 1997, there was $200 million outstanding as borrowings under this credit facility at an average interest rate of 5.98% per annum.

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

  On December 18, 1996, the Company completed the establishment of bank credit lines totaling $100 million with three banks, which represents the initial $100 million that is guaranteed by the Second Additional Support Agreement. In March, 1997, the Company completed the establishment of bank credit lines totaling $100 million which represents the second $100 million that is guaranteed by the Second Additional Support Agreement. The credit agreements allow the Company to borrow at rates approximating prevailing market rates. At March 29 1997, there was $49.9 million outstanding at an average interest rate of 5.93%.

Analysis of Cash Flows

  Working capital deficit of $148.5 million at March 29, 1997 included cash and cash equivalents of $31.7 million compared to working capital deficit of $41.0 million and cash and cash equivalents of $61.1 million at December 28, 1996. Net cash used in operating activities for the first quarter of fiscal year 1997 of $103.3 million was primarily used to fund the Company's current period operating loss. In addition to the decrease in cash and cash equivalents, the decrease in working capital resulted from higher short-term borrowings. The Company had $249.9 million in short-term borrowings at March 29, 1997 compared to $175.0 million at December 28, 1996.

  Net cash used in investing activities of $8.0 million during the first quarter of fiscal year 1997 was primarily due to capital expenditures related to software and implementation costs associated with the Company's new world-wide transaction-based information system.

  Net cash provided by financing activities of $75.6 million was due primarily to the net proceeds from short-term borrowings of $74.9 million

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

Foreign Exchange Hedging

  In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company utilizes foreign exchange contracts and foreign currency borrowings to hedge its exposure to foreign exchange rate fluctuations impacting its U.S. dollar consolidated financial statements. The Company attempts to minimize its exposure to foreign currency transaction and remeasurement gains and losses due to the effect of remeasuring the local currency balance sheets of its foreign subsidiaries on the Company's consolidated financial position and results of operations by utilizing a limited hedging strategy which includes the use of foreign currency borrowings, the netting of foreign currency assets and liabilities and forward exchange contracts. The actual gain or loss associated with forward exchange contracts are limited to the contract amount multiplied by the value of the exchange rate differential between the time the contract is entered into and the time it matures. The Company typically holds all of its contracts until maturity and enters forward contracts ranging in maturity dates from one to nine months. Realized and unrealized gains and losses on the forward contracts are recognized currently in the Condensed Consolidated Statement of Operations, and any premium or discount is recognized over the life of the contract. Some foreign locations, such as the PRC, do not allow open market hedging of their currencies and, therefore, the Company is not able to hedge all of its exposure to foreign currency fluctuations.

  The Company held forward exchange contracts maturing at various dates through August 1997 with a face value of approximately $140.5 million at March 29, 1997 and $162.6 million at December 28, 1996, which approximate the Company's hedgeable net monetary asset exposure to foreign currency fluctuations at those respective dates. Unrealized losses associated with these forward contracts totaling $3.7 million and $1.2 million for the three months ended March 29, 1997 and March 30, 1996, respectively, are included in the Company's Condensed Consolidated Statements of Operations for those periods. Foreign currency borrowings at March 29, 1997 and December 28, 1996 totaled $1.4 million and $1.5 million, respectively.

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

  The Company's participation in the highly competitive personal computer industry often results in significant volatility in the Company's common stock price. Factors such as new product introductions, price changes or other announcements by the Company or its competitors, as well as quarterly variations in the financial results of the Company, have caused substantial fluctuations in the market price of the Company's common stock. In addition, the stock market has experienced and continues to experience price and volume fluctuations that have particularly affected the market price for securities of many companies within the technology sector. These broad market fluctuations, as well as general economic and political conditions may materially adversely affect the market price of the Company's common stock or the Company's ability to raise capital.

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

  Increases in demand for personal computers have created industry-wide shortages, which at times have resulted in premium prices being paid for key components, such as flat panel display screens, dynamic random access memory chips (`DRAMs''), static random access memory chips, CD-ROM drives and monitors. These shortages have occasionally resulted in the Company's inability to procure these components in sufficient quantities to meet demand for its products. In addition, a number of the Company's products include certain components, such as microprocessors, video chips, core logic, modems, lithium ion batteries, static random access memory chips and application specific integrated circuits, that are occasionally purchased from single sources due to availability, price, quality or other considerations. These single source suppliers include purchases of selected lithium ion batteries from Sony Corporation as well as selected core logic from Intel Corporation. In addition, the Company also purchases a majority of its microprocessor requirements from Intel Corporation and a majority of its random access memory chips from Samsung. The Company purchases both components and selected finished goods pursuant to purchase orders placed in the ordinary course of business and has no guaranteed supply arrangements with single source suppliers. Reliance on suppliers generally involves risks, including the possibility of defective parts, a shortage of components, an increase in component costs and disruptions in delivery of components. Should delays, defects or shortages re-occur or component costs significantly increase, the Company's net sales and profitability could be adversely affected.

  The Company and Samsung have entered into strategic agreements covering a broad range of commercial relationships including, among others, component supply agreements for certain critical components manufactured by Samsung and used by the Company in the manufacture of personal computers and a joint procurement agreement providing a mechanism for Samsung and the Company to coordinate their purchases from third parties in order to obtain more favorable pricing. However, as Samsung is a supplier of critical components in a highly competitive marketplace, other suppliers may be less likely to extend attractive terms to or to do business with the Company. In addition, because Samsung has other business involvement typical of large, multi-national companies and is not based in the U.S., it is possible that some additional suppliers, customers, employees and others will not react favorably to Samsung's investment in the Company or to the Merger Agreement.

  Samsung is a critical supplier of components to the Company and is based in South Korea. Political turmoil between North and South Korea could adversely affect the Company's operations.

  In fiscal year 1996 and in transition period 1995, the Company implemented a restructuring plan designed to increase its utilization of third-party board manufacturing and design, to realign its Asia Pacific manufacturing operations, to close or consolidate certain regional offices, and to transfer manufacturing of notebooks to OEMs. The Company's increased reliance on third-party board manufacturers involves risks, including the possibility of defective boards, a shortage of boards, an increase in board costs and disruptions in the delivery of boards. Should delays, defects or shortages occur or board costs significantly increase, the Company's net sales and profitability could be adversely affected. In addition, the Company's notebook products are manufactured by outside vendors including Quanta Computer, Inc. and Compal Electronics, Inc. in Taiwan. These OEMs are subject to the risks inherent in notebook computing technology, development and manufacturing. As a result, the Company's ability to bring its notebook products to market is highly dependent upon these third-party vendors to effectively design, develop and manufacture these products. Should these companies not be able to design, develop or manufacture the Company's products in a timely manner, the Company's net sales, cash flows, and profitability could be adversely affected.

  During April 1997, in response to the Company's first quarter 1997 results, the Company decided to restructure its operations. On April 21, 1997, the Company announced plans to reduce its workforce by 25%. This workforce reduction was implemented by the Company through a reduction of approximately 1,000 contract, temporary, and full-time employees in various functions. In addition, the Company plans to consolidate various operations, including the closure of certain regional offices and to refocus the Company's product and
marketing strategies.   The Company expects to finalize its plans and record a
restructuring charge of approximately $10 to $15 million in the consolidated results of operations during the second quarter of fiscal year 1997. Although the Company believes that the restructuring activities are necessary, no assurance can be given that the restructuring action will be successful or that similar action will not be required in the future.

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

  In determining the amount of the valuation allowance required to be established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes,''the Company has primarily relied upon its ability to generate future taxable income using certain available tax planning strategies. The amount of taxable income that could actually be generated from such tax planning strategies is dependent upon the Company being able to sell certain appreciated assets at the current estimated fair market value. Although the Company has utilized an outside valuation firm to determine the current estimated fair market value of such assets, changes in market conditions could result in a reduction of the estimated fair market value of these assets that would adversely affect the amount of the valuation allowance and reduce the amount of net deferred tax assets considered realizable.

  Sections 382 and 383 of the Internal Revenue Code of 1986 (``the Code'') place certain limitations on U.S. net operating loss carryforwards and excess credits if one or more shareholders have increased their aggregate equity ownership of the Company by more than 50 percentage points, within a three year measurement period. As a result of recent shareholder equity transactions with Tandy Corporation (`Tandy'') and Samsung on July 11, 1996, the Company has experienced a change in ownership as defined in the Code. Accordingly, the amount of taxable income or income tax in any particular year that can be offset by net operating loss and tax credit carryforward amounts is limited to a prescribed annual amount equal to 5.78% of the fair market value of the Company as of July 11, 1996. Based on preliminary calculations, the Company does not believe that any of the net operating loss or tax credit carryforward amounts in the aggregate will be unusable solely as a result of the annual limitation, although the amounts that can be utilized in any year may be limited. Should the Tender Offer and Merger Agreement be completed as proposed (see Subsequent Events), the Company's ability to realize benefits from certain of its net deferred tax assets may be impaired.

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

  This Quarterly Report on From 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue to develop, market, manufacture and ship new products on a timely basis; competitive conditions within the personal computer industry may change adversely; demand for the Company's products may weaken; the market may not accept the Company's new products; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to (i) timely identifying, designing, and delivering new products as well as enhancing existing products; (ii) implementing current restructuring plans; (iii) defending positions with the IRS and in the legal proceedings described in this document, results of such undertakings being difficult to assess and potential material adverse effects due to ultimate loss on substantive issues or the substantial expense and loss of time connected with defense of claims; (iv) accurately forecasting capital expenditures; (v) improving efficiencies in world wide distribution activities; (vi) predicting the significance of the indirect sales channel; (vii) obtaining new sources of external financing prior to the expiration of existing or contemplated support arrangements entered into with Samsung; and (viii) the nature and extent of Samsung's continued financial and other support for the Company, and the outcome of the Tender Offer and Merger Agreement. Assumptions relating to budgeting, marketing, advertising, product development, litigation, taxation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Internal Revenue Service (``IRS'') is currently examining the Company's 1989, 1990 and 1991 federal income tax returns. In addition, the IRS has completed its examination of the Company's 1987 and 1988 federal income tax returns and has proposed adjustments to the Company's federal income tax liabilities for such years. Initially, the IRS had proposed adjustments of approximately $12.6 million, plus accrued interest of $17.2 million. Following the Company's request for an administrative conference to appeal the proposed adjustments, the IRS Appeals Office returned the case to the Examination Office for further development, because the method used in determining the original proposed adjustments was not adopted in the final regulations. Management further believes that any aggregate liability that may result upon the final resolution of the proposed adjustments for 1987 and 1988 or the current examinations of 1989, 1990 and 1991 will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, management is unable to estimate the amount of any loss that may be realized in the event of an unfavorable outcome.

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

  The Company was named, along with twelve other personal computer companies, as a defendant in a lawsuit filed on March 27, 1995 in the Superior Court for the County of Merced, California. The case name for this March 27, 1995 filing is People v. Acer, et al., and the complaint alleged that the Company has engaged in deceptive advertising and unlawful business practices in relation to computer monitor screen measurements. The People v. Acer lawsuit was resolved by a Stipulated Judgment that the Company signed along with representatives of all other defendants. The Company was named, along with three other personal computer or monitor companies, as a defendant in a class action lawsuit filed on May 2, 1995 in the Superior Court for the County of Marin, California. The case name for this May 2, 1995 filing is Kaplan, et al. v. Viewsonic, et al., and alleges that the defendants have engaged in unfair business practices, false advertising and breach of implied warranty concerning the advertisement of the size of computer monitor screens. The Company was named, along with 37 other defendants, in a class action lawsuit, Long v. Packard Bell, et al., filed on August 21, 1995 in the Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with nine other defendants, in a class action lawsuit, Randy Davis, Ph.D., Inc. v. AST Research, et al., filed on August 23, 1995 in Superior Court for the County of Orange, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 35 other defendants, in a class action lawsuit, Sutter v. Acer, et al., filed on September 7, 1995 in the Superior Court for the County of Sacramento, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 41 other defendants, in a class action lawsuit, Shapiro v. ADI Systems, Inc., et al., filed on August 14, 1995 in Santa Clara County, California, which alleges certain claims concerning the advertising of the sizes of computer monitors. The Company was named, along with 29 other defendants, in a class action lawsuit, Maizes & Maizes, et al., v. Apple Computer Inc., et al., filed on December 15, 1995 in Essex County, New Jersey, which alleges certain claims concerning the advertising of the sizes of computer monitors. A settlement agreement dated February 28, 1997 was signed by the Company to settle each of these California and New Jersey class actions, and the settlement is subject to court approval. The settlement requires the Company to make payments to certain prior purchasers of the Company's monitors who apply for rebates after the purchase of additional Company products, or in a reduced amount three years after the rebate period starts. The Company is currently unable to estimate the amount of any loss that may be realized in the event the settlement should not be approved and there is an unfavorable outcome in any or all of these cases. However, based on preliminary facts available to the Company, management does not believe that the outcome of these disputes will have a material adverse impact on the Company's consolidated financial position or results of operations.

  The Company has been named, along with Samsung and certain current and former members of the Company's Board of Directors, as a defendant in twelve shareholder class action lawsuits filed on or shortly after January 31, 1997. Eleven class action complaints were filed in the Court of Chancery in New Castle County, Delaware, under case names Miller v. Kim, et al; Tepper v. Samsung Electronics Co., Ltd., et al.; Kenneth Steiner v. Kim, et al.; William Steiner
v. Kim, et al.; Zeiff v. AST Research, Inc., et al; Schultz v. Choo, et al.; Ungar v. AST Research, Inc. et al.; Schnoll v. AST Research, Inc., et al.; Krim
v. AST Research, Inc., et al.; Jaroslawicz v. Kim, et al.; and Rattner v. Samsung Electronics Co., Ltd. A separate class action complaint was filed but not served on January 31, 1997 in the Superior Court for the County of Orange, California, under case name Sigler v. AST Research, Inc., et al. On March 26, 1997, Sigler filed a First Amended Complaint in the California action, which names Samsung Electronics Co., Ltd. as the only defendant. The Plaintiffs allege that the defendants have engaged in an unlawful scheme to enable Samsung to acquire all outstanding shares of the Company's stock not previously owned by Samsung for inadequate consideration and in violation of the defendants' fiduciary duties. The plaintiffs seek to enjoin Samsung's proposed purchase of the Company's outstanding shares and request unspecified monetary damages, including attorney and expert fees and costs. On February 27, 1997, the plaintiffs in the Delaware cases submitted a proposed Order of Consolidation to the court, which was entered on March 7, 1997, and the cases were consolidated as the `Delaware Action'' under the heading In Re AST Research, Inc.
Shareholder Litigation. Concurrent with the execution of the Merger Agreement, Samsung entered into a Memorandum of Understanding with the plaintiffs in the Delaware Action. The Memorandum of Understanding calls for a definitive settlement agreement which will provide for class certification, notice to the members of the class, a release of all claims against the defendants and dismissal of the Delaware Action. The settlement is subject to discovery to confirm that the settlement is in the best interests of the shareholders of the Company and to Delaware Chancery Court approval. If the settlement is approved by the Delaware Chancery Court and implemented, counsel for the Delaware Plaintiffs will apply for an award of attorneys' fees and costs to be paid by Samsung in an amount not to exceed $875,000, and defendants will not oppose that application. The parties intend to seek to complete the process of entering into, implementing and seeking Delaware Chancery Court approval of, the settlement agreement provided for in the Memorandum of Understanding as soon as possible.

  The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from anticipated results. See `Additional Factors That May Affect Future Results'' under ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
         10.33 Revolving line of credit agreement dated March 7, 1997 between AST Research, Inc. and NationsBank.
         10.34 Revolving line of credit agreement dated March 21, 1997 between AST Research, Inc. and Credit Lyonnais.
         10.35 Revolving line of credit agreement dated March 28, 1997 between AST Research, Inc. and Banca Commerciale Italiana.
         11.   Computation of Net Loss Per Share.
         27.   Financial Data Schedule.


   (b) Reports on Form 8-K

       On January 22, 1997, the Company filed a report on Form 8-K, reporting under Item 5 thereof, announcing that Scott Bower was named Senior Vice President, Sales and Marketing, Americas and an officer of the Company.

       On February 3, 1997, the Company filed a report on Form 8-K, reporting under Item 5, thereof announcing that Samsung proposed to commence negotiations to acquire all of the outstanding shares of common stock of the Company not currently owned by Samsung or its affiliates at a price of $5.10 per share. The Company's Board of Directors formed a special committee, consisting of the Independent Directors, to evaluate the Samsung Proposal, and to consider other options that may be available to AST.

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

                                          AST RESEARCH, INC.
                                             (Registrant)


Date: May 13, 1997                      /s/ WON S. YANG
                                            Won S. Yang
                                            Senior Vice President